Form 10-Q
period 2020-09-30
Ribbit LEAP, Ltd.
filed 2020-11-09
CIK 1818346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Ribbit LEAP, Ltd.

(Exact name of registrant as specified in its charter)

Cayman Islands	001-39507	98-1549449
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

364 University Ave Palo Alto, CA	94301
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 485-3758

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, par value $0.0001 per share, and one-fifth of one Warrant to acquire one Class A ordinary share	LEAP.U	The New York Stock Exchange

Class A ordinary shares, par value $0.0001 per share	LEAP	The New York Stock Exchange

Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	LEAP.WS	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     ☒     No     ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes     ☒     No     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     ☒     No     ☐

As of November 9,  2020, there were 41,255,000 shares of Class A ordinary shares, par value $0.0001, 4,472,222 shares of Class B ordinary shares, par value $0.0001, and 12,777,778 shares of Class L ordinary shares, par value $0.0001, of the registrant issued and outstanding.

RIBBIT LEAP, LTD.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

RIBBIT LEAP LTD.

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2020

(Unaudited)

ASSETS
Current assets:
Cash	$791,352
Prepaid asset	242,500
Total Current Assets	1,033,852

Cash and marketable securities held in Trust Account	402,500,000
Other long-term assets	229,028
TOTAL ASSETS	$403,762,880

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$82,505
Total Current Liabilities	82,505
Deferred Underwriting Commissions	14,087,500
Total Liabilities	14,170,005

Commitments and Contingencies

Class A ordinary shares, $0.0001 par value; 38,459,287 shares subject to possible redemption at $10.00 per share redemption value	384,592,874

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Class A ordinary shares $0.0001 par value; 600,000,000 shares authorized; 2,795,713 issued and outstanding (excluding 38,459,287 shares subject to possible redemption)	280
Class B ordinary shares, par value; 10,000,000 shares authorized; 4,472,222 issued and outstanding	447
Class L ordinary shares, $0.0001 par value; 15,000,000 shares authorized; 12,777,778 issued and outstanding	1,278
Additional paid-in capital	5,082,589
Accumulated deficit	(84,593)
Total Shareholders’ Equity	5,000,001
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$403,762,880

The accompanying notes are an integral part of the unaudited condensed financial statements.

RIBBIT LEAP LTD.

CONDENSED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JULY 7, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

(Unaudited)

Formation and operating costs	$84,593
Net Loss	$(84,593)

Weighted average shares outstanding of redeemable ordinary shares, basic and diluted	40,250,000
Basic and diluted net loss per redeemable ordinary share	$(0.00)

Weighted average shares outstanding of non-redeemable ordinary shares, basic and diluted	4,659,199
Basic and diluted net loss per non-redeemable ordinary share	$(0.02)

The accompanying notes are an integral part of the unaudited condensed financial statements.

RIBBIT LEAP, LTD.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 7, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

(Unaudited)

	Ordinary Shares						Additional		Total
	Class A		Class B		Class L		paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Equity
Balance – July 7, 2020 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of ordinary shares to Sponsor in private placement	—	—	4,472,222	447	12,777,778	1,278	23,275	—	25,000
Issuance of Class A ordinary shares from initial public offering units, net of underwriting discounts and offering expenses of $22,897,532	40,250,000	4,025	—	—	—	—	379,598,443	—	379,602,468
Issuance of ordinary shares from private placement with Sponsor	1,005,000	101	—	—	—	—	10,049,900	—	10,050,000
Ordinary shares subject to possible redemption	(38,459,287)	(3,846)	—	—	—	—	(384,589,028)	—	(384,592,874)
Net loss	—	—	—	—	—	—	—	(84,593)	(84,593)
Balance – September 30, 2020	2,795,713	$280	4,472,222	$447	12,777,778	$1,278	$5,082,589	$(84,593)	$5,000,001

The accompanying notes are an integral part of the unaudited condensed financial statements.

RIBBIT LEAP, LTD.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 7, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(84,593)
Changes in operating assets and liabilities:
Prepaid expenses	(242,500)
Other long-term assets	(229,028)
Accounts payable	82,505
Net cash used in operating activities	(473,616)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(402,500,000)
Net cash used in investing activities	(402,500,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	6,481
Proceeds from issuance of Class L ordinary shares to Sponsor	18,519
Proceeds received from initial public offering, net of underwriting discounts and offering costs	393,689,968
Proceeds received from private placement	10,050,000
Proceeds from promissory note - related party	200,000
Repayment of promissory note - related party	(200,000)
Net cash provided by financing activities	403,764,968

Net Change in Cash	791,352
Cash – beginning of the period	—
Cash – end of the period	$791,352

Non-cash investing and financing activities:
Offering costs included in accounts payable	$16,345
Deferred offering costs paid in exchange for issuance of ordinary shares to Sponsor	$25,000
Deferred underwriting commissions in connection with the initial public offering	$14,087,500
Initial classification of Class A ordinary shares subject to possible redemption	$384,671,820
Change in value of Class A ordinary shares subject to possible redemption	$(78,946)

The accompanying notes are an integral part of the unaudited condensed financial statements.

RIBBIT LEAP, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

Note 1 — Organization, Business Operations and Basis of Presentation

Ribbit LEAP, Ltd. (the “Company”) is a blank check company incorporated on July 7, 2020 (inception) as a Cayman Islands exempted company with limited liability for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the "Business Combination"). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of September 30, 2020, the Company had not commenced any operations. All activity for the period from July 7, 2020 (inception) through September 30, 2020 relates to the Company's formation and the initial public offering (the "Initial Public Offering") described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company's sponsor is Ribbit LEAP Sponsor, Ltd., a Cayman Islands exempted company with limited liability (the "Sponsor"). The registration statement for the Company’s Initial Public Offering was declared effective on September 10, 2020. On September 15, 2020, the Company consummated its Initial Public Offering of 40,250,000 units (each, a "Unit" and collectively, the "Units"), including the 5,250,000 Units as a result of the underwriters’ exercise of their over-allotment option at $10.00 per Unit, generating gross proceeds of $402.5 million and incurring offering costs of approximately $22.9 million, inclusive of approximately $14.1 million in deferred underwriting commissions (Note 5). Each Unit consists of one Class A ordinary share, $0.0001 par value per share (the “Class A ordinary shares”), and one-fifth of one redeemable warrant (the “Public Warrants”), each whole Public Warrant entitling the holder thereof to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement of 1,005,000 Class A ordinary shares (the “Private Placement Shares” or “Private Placement”) generating gross proceeds of $10.1 million.

Upon the closing of the Initial Public Offering and Private Placement, $402.5 million of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (the “Trust Account”), located in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee, and will only be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the assets held in the Trust Account as described below.

The Company's management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the partner or otherwise acquires a controlling interest in the partner sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended.

The Company will provide the holders (the “Public Shareholders”) of its outstanding shares of Class A ordinary shares, sold in the Initial Public Offering (the "Public Shares") with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Public Offering in accordance with the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") Topic 480 "Distinguishing Liabilities from Equity." In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission ("SEC") and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4), and any Public Shares purchased during or after the Public Offering in favor of a Business Combination. In addition, the Company’s Sponsor, officer and directors (the “initial shareholders”) have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares owned by it in connection with the completion of a Business Combination.

Notwithstanding the foregoing, the Company's amended and restated memorandum and articles of association provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a "group" (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the shares of Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.

The Company's initial shareholders have agreed not to propose an amendment to the amended and restated memorandum and articles of association that would modify the substance or timing of the Company's obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within 24 months from the closing of the Public Offering, or 27 months from the closing of this Initial Public Offering if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination within 24 months from the closing of this offering (the “Combination Period”), or with respect to any other material provisions relating to shareholders' rights or pre-initial Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their shares of Class A ordinary shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Shareholders' rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company's obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Company’s initial shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders or members of the Company’s management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account (or less than that in certain circumstances). In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective partner business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company's indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the "Securities Act"). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company's independent registered public accounting firm), prospective partner businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period from July 7, 2020 (inception) through September 30, 2020 are not necessarily indicative of the results that may be expected through December 31, 2020.

The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus filed by the Company with the SEC on September 14, 2020 and with the audited balance sheet included in the Form 8-K filed by the Company with the SEC on September 18, 2020.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make the comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering to purchase an aggregate of 8,050,000 shares of the Company’s ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

Class L ordinary shares will convert into Class A ordinary shares after the initial Business Combination only to the extent certain triggering events occur prior to the 10th anniversary of the initial Business Combination, including specified strategic transactions and other triggering events based on the stock trading at $20.00 per share and additional stock trading thresholds up to $50.00 per share, subject to adjustment (Note 4). The Company has not considered the effect of the Class L ordinary shares in the calculation of diluted loss per share, since the Class L ordinary shares conversion into Class A ordinary shares is contingent upon the occurrence of future events.

The Company’s unaudited condensed statement of operations includes a presentation of net loss per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net loss per ordinary share, basic and diluted, for the Initial Public Offering Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account of $0 for the period from July 7, 2020 (inception) through September 30, 2020, by the weighted average number of Initial Public Offering Class A redeemable ordinary shares of 40,250,000 shares outstanding since issuance. Net loss per ordinary share, basic and diluted, for Class B non-redeemable ordinary shares and Class A non-redeemable ordinary Private Placement Shares for the period from July 7, 2020 (inception) through September 30, 2020 is calculated by dividing the net loss of $84,593, less income attributable to the Initial Public Offering Class A redeemable ordinary shares of $0, by the weighted average number of Class B non-redeemable ordinary shares and Class A non-redeemable ordinary Private Placement Shares outstanding for the period. Non-redeemable ordinary shares include the Class B Founder Shares and the Class A Private Placement Shares, as these shares do not have any redemption features and do not participate in the income earned on the investments held in the Trust Account.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2020, the 38,459,287 Class A ordinary shares subject to possible redemption are presented as temporary equity (for mezzanine), outside of the shareholders’ equity section of the Company’s balance sheet.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of September 30, 2020, the carrying values of cash, accounts payable, accrued expenses, and advances from related party approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less. The fair value for trading securities is determined using quoted market prices in active markets.

Use of Estimates

The preparation of unaudited financial statements in conformity with U.S. GAAP requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company's financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $0.8 million in cash and cash equivalents as of September 30, 2020.

Offering Costs

Offering costs consist of legal, accounting, and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering and were charged to shareholders’ equity upon the completion of the Initial Public Offering in September 2020.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, "Income Taxes." Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no amounts accrued for interest and penalties as of September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Pronouncements

The Company's management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company's financial statements.

Note 3 — Initial Public Offering

On September 15, 2020, pursuant to the Initial Public Offering, the Company sold 40,250,000 Units, including the 5,250,000 Units as a result of the underwriters’ exercise of their over-allotment option, at a price of $10.00 per Unit, generating gross proceeds of $402.5 million. Each Unit consists of one Class A ordinary share, $0.0001 par value per share, and one-fifth of one redeemable warrant, each whole Public Warrant entitling the holder thereof to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment. Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement of 1,005,000 Class A ordinary shares at a purchase price of $10.00 per share, generating gross proceeds of $10.1 million.

Note 4 — Related Party Transactions

Founder Shares

On July 20, 2020, the Sponsor paid $25,000 in consideration for 25,000 ordinary shares (the "Founder Shares"), par value $1.00 per share. Up to 3,261 Founder Shares were subject to forfeiture to the extent that the over-allotment option was not exercised in full by the underwriters. On September 15, 2020, the underwriters exercised the over-allotment option in full; thus these Founder Shares are no longer subject to forfeiture.

Class B Ordinary Shares

On September 2, 2020, the Company filed an amended and restated memorandum and articles of association. Pursuant to the amendment, the then-outstanding 25,000 ordinary shares (of which 3,261 ordinary shares were subject to forfeiture if the underwriters did not exercise their over-allotment option), were subdivided into 4,472,222 Class B ordinary shares (of which 583,333 Class B ordinary shares were subject to forfeiture if the underwriters did not exercise their over-allotment option) and 12,777,7778 Class L ordinary shares (of which 1,666,667 Class L ordinary shares were subject to forfeiture if the underwriters did not exercise their over-allotment option). Upon subdivision, the Sponsor paid approximately $0.0014 per share for the Founder Shares. Unless the context otherwise implies, all share and per-share amounts in this financial statement have been retroactively restated to reflect the stock split. On September 15, 2020, the underwriters exercised the over-allotment option in full; thus the ordinary shares discussed above are no longer subject to forfeiture.

The initial shareholders agreed, subject to limited exceptions, not to transfer, assign or sell (i) any of their Founder Shares or Private Placement Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination and (B) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property, and (ii) any of their Class L ordinary shares for any reason, other than to specified permitted transferees or a complete liquidation, merger, share exchange, reorganization or other similar transaction following the initial Business Combination that results in all of the Company’s Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property; provided, that any Class A ordinary shares issued upon conversion Class L ordinary shares will not be subject to such restrictions on transfer.

Class L Ordinary Shares

The Sponsor owns 12,777,778 Class L ordinary shares (up to 1,666,667 Class L ordinary shares of which were subject to forfeiture). On September 15, 2020, the underwriters exercised the over-allotment option in full; thus the ordinary shares discussed above are no longer subject to forfeiture.

The Class L ordinary shares are non-voting and will convert into Class A ordinary shares following the initial Business Combination to the extent certain triggering vesting events occur prior to the 10th anniversary of the initial Business Combination. The Class L ordinary shares vest in four equal tranches upon achieving outsized share performance. If between the one year anniversary and the ten year anniversary of the initial Business Combination the closing price of the Company’s Class A ordinary shares equals or exceeds specified per share trading price targets, subject to adjustment for any 20 trading days within a 30-trading day period (the four vesting price targets equal $20.00 (‘‘First Price Vesting’’), $30.00 (‘‘Second Price Vesting’’), $40.00 (‘‘Third Price Vesting’’), and $50.00 (‘‘Fourth Price Vesting’’)), one-fourth of the Class L ordinary shares will automatically convert into Class A ordinary shares on a 1-for-1 basis. For example, if 15 months following the consummation of the initial Business Combination the closing price of the Class A ordinary shares equals or exceeds $30.00 but does not exceed $40.00 for 20 trading days within a 30-trading day period, both the First Price Vesting and Second Price Vesting target achievements will be met, resulting in a total of 5,555,556 Class L Shares converting into 5,555,556 Class A ordinary shares, representing 2,777,778 associated with the First Price Vesting and 2,777,778 associated with the Second Price Vesting (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like). The Class L ordinary shares vest upon the consummation of specified strategic transactions consummated after the one year anniversary of our initial Business Combination that results in all of our Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property at an effective price of at least $15.00 per Class A ordinary share (a ‘‘Qualifying Strategic Transaction’’). For example, if nine months following the consummation of our initial Business Combination the Company consummates a Qualifying Strategic Transaction, all of the issued and outstanding Class L ordinary shares will automatically convert into 4,861,111 Class A ordinary shares, such that sum of Class B ordinary shares owned by our Sponsor at the time of this offering and the Class A ordinary shares issued as a result of the conversion of Class L ordinary shares at the time Qualifying Strategic Transaction will equal 20% of the sum of total Class A ordinary shares issued in this offering, the Class B ordinary shares owned by our Sponsor at the time of this offering, and the Class A ordinary shares issued as a result of the conversion of Class L ordinary shares at the time of the Qualifying Strategic Transaction (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like). In the event of any Strategic Transaction occurring after the one-year anniversary of our initial Business Combination that results in all of our Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property with an effective price of at least $10.00 per Class A ordinary share, all of the then-outstanding Class L ordinary shares will convert into Class A ordinary shares as follows:

•	if (and only if) the First Price Vesting shall not have occurred prior to or in connection with such Strategic Transaction and the effective price of the Strategic Transaction is greater than $10.00 per share and less than or equal to $20.00 per share, all of the then outstanding Class L ordinary shares will convert into a number of Class A ordinary shares equal to 3,194,444 multiplied by a fraction, the numerator of which is equal to the effective price of the Strategic Transaction minus $10.00 and the denominator of which is $10.00 (each as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like);

•	if (and only if) the Second Price Vesting shall not have occurred prior to or in connection with such Strategic Transaction and the effective price of the Strategic Transaction is greater than $20.00 per share and less than or equal to $30.00 per, all of the then outstanding Class L ordinary shares (after giving effect to any First Price Vesting that shall have occurred prior to or in connection with such Strategic Transaction) will convert into a number of Class A ordinary shares equal to 3,194,444 multiplied by a fraction, the numerator of which is equal to the effective price of the Strategic Transaction minus $20.00 and the denominator of which is $10.00 (each as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like);

•	if (and only if) the Third Price Vesting shall not have occurred prior to or in connection with such Strategic Transaction and the effective price of the Strategic Transaction is greater than $30.00 per share and less than or equal to $40.00 per share, all of the then outstanding Class L ordinary shares (after giving effect to any First Price Vesting or Second Price Vesting that shall have occurred prior to or in connection with such Strategic Transaction) will convert into a number of Class A ordinary shares equal to 3,194,445 multiplied by a fraction, the numerator of which is equal to the effective price of the Strategic Transaction minus $30.00 and the denominator of which is $10.00 (each as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like);

•	if (and only if) the Fourth Price Vesting shall not have occurred prior to or in connection with such Strategic Transaction and the effective price of the Strategic Transaction is greater than $40.00 per share and less than or equal to $50.00 per share, all of the then outstanding Class L ordinary shares (after giving effect to any First Price Vesting, Second Price Vesting and Third Price Vesting that shall have occurred prior to or in connection with such Strategic Transaction) will convert into a number of Class A ordinary shares equal to 3,194,445 multiplied by a fraction, the numerator of which is equal to the effective price of the Strategic Transaction minus $40.00 and the denominator of which is $10.00 (each as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like); and

•	if (and only if) the Fourth Price Vesting shall not have occurred prior to or in connection with such Strategic Transaction and the effective price of the Strategic Transaction is greater than $50.00, all of the then outstanding Class L ordinary shares (after giving effect to any First Price Vesting, Second Price Vesting and Third Price Vesting that shall have occurred prior to or in connection with such Strategic Transaction) will convert into one Class A ordinary share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like).

For example, if 72 months following the consummation of our initial Business Combination the Company consummates a Strategic Transaction and the effective price of such Strategic Transaction is $43.00 per Class A ordinary share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) and prior to the consummation of such Strategic Transaction the First Price Vesting target shall have been met, but none of the Second Price Vesting, Third Price Vesting or Fourth Price Vesting targets shall have been met, all of the then-remaining outstanding Class L ordinary shares will automatically convert into 6,388,889 Class A ordinary shares, representing 2,777,778 shares associated with the Second Price Vesting, 2,777,778 shares associated with the Third Price Vesting, and 833,333 associated with the Fourth Price Vesting. Together with the 2,777,778 Class L ordinary shares already vested and converted to Class A ordinary shares associated with the First Price Vesting, a total of 9,166,667 Class L ordinary shares will vest and convert into Class A ordinary shares. Class L ordinary shares that are issued and outstanding on the 10th anniversary of the initial Business Combination will be automatically forfeited. The Class L ordinary shares may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder; provided, that any Class A ordinary shares issued upon conversion of any Class L ordinary shares will not be subject to such restrictions on transfer.

Private Placement Shares

Simultaneously with the closing of the Initial Public Offering, the Sponsor has purchased 1,005,000 Class A ordinary shares at a price of $10.00 per share in a private placement for an aggregate purchase price of $10.1 million. The Private Placement Shares are identical to the shares of Class A ordinary shares sold in this offering, subject to certain limited exceptions.

The initial shareholders agreed, subject to limited exceptions, not to transfer, assign or sell (i) any of their Founder Shares or Private Placement Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination and (B) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property, and (ii) any of their Class L ordinary shares for any reason, other than to specified permitted transferees or a complete liquidation, merger, share exchange, reorganization or other similar transaction following the initial Business Combination that results in all of the Company’s Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property; provided, that any Class A ordinary shares issued upon conversion Class L ordinary shares will not be subject to such restrictions on transfer.

Promissory Note – Related Party

On July 17, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the "Note"). This loan was non-interest bearing and payable on the earlier of the closing of the Initial Public Offering or the date on which the Company determines not to consummate the Initial Public Offering. During August 2020 and September 2020, the Company borrowed $200,000 under the Note. The Company fully repaid the Note in September 2020.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required ("Working Capital Loans"). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement shares at a price of $10.00 per share. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

The Company entered into an agreement, commencing on September 10, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, secretarial, and administrative services. This agreement was waived in writing between the Company and the Sponsor in September 2020, and therefore no administrative fees will be paid to the Sponsor.

Note 5 — Commitments and Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Shares, including the Private Placement Shares issuable upon conversion of working capital loans, the Forward Purchase Securities and the Class A ordinary share issuable upon conversion of the Class L ordinary shares and Forward Purchase Warrants underlying the Forward Purchase Securities, are entitled to registration rights pursuant to a registration rights agreement signed in connection with the Initial Public Offering. These holders will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, these holders will have certain "piggy-back" registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the final prospectus relating to the Initial Public Offering to purchase up to 5,250,000 additional Units to cover over-allotments, if any, at $10.00 per Unit, less the underwriting discounts and commissions. The underwriters exercised this option in full on September 15, 2020.

The underwriters were paid an underwriting discount of $0.20 per Unit, or $8.05 million, upon the closing of the Initial Public Offering. An additional $0.35 per Unit, or approximately $14.1 million in the aggregate, will be payable to the underwriters for deferred underwriting commissions. The deferred underwriting commissions will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Forward Purchase Agreement

In September 2020, the Company entered into a forward purchase agreement with LEAP Ribbit Opportunity VI, LLC, a Delaware limited liability company (the “Forward Purchase Agreement”). Pursuant to the Forward Purchase Agreement, LEAP Ribbit Opportunity VI, LLC has agreed to purchase 10,000,000 shares of the Company’s Class A ordinary shares (the “Forward Purchase Shares”) and 2,000,000 redeemable warrants to purchase one share of the Company’s Class A common stock at $11.50 per share (the “Forward Purchase Warrants” and together with the Forward Purchase Shares, the “Forward Purchase Securities”), for an aggregate purchase price of $100.0 million, or $10.00 for one share of the Company’s Class A common stock and one-fifth of one warrant, in a private placement to occur substantially concurrently with the closing of a Business Combination. The warrants to be sold as part of the Forward Purchase Agreement will be identical to the warrants underlying the Units sold in the Initial Public Offering.

Note 6 — Shareholders’ Equity

Class A ordinary shares — The Company is authorized to issue 600,000,000 Class A ordinary shares with a $0.0001 par value. As of September 30, 2020, there were 2,795,713 Class A ordinary shares issued and outstanding, excluding 38,459,287 Class A ordinary shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue 10,000,000 Class B ordinary shares with a $0.0001 par value. As of September 30, 2020, there were 4,472,222 Class B ordinary shares issued and outstanding, of which 583,333 Class B ordinary shares were subject to forfeiture to the extent that the underwriters' over-allotment was not exercised in full or in part. The underwriters exercised this option in full on September 15, 2020; thus these Class B ordinary shares are no longer subject to forfeiture.

Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company's shareholders, except as required by law or stock exchange rule; provided that only holders of the Class B ordinary shares shall have the right to vote on the election of the Company's directors prior to the initial Business Combination. Each Class B ordinary share will convert at the option of the holder into one Class A ordinary share at any time after our initial Business Combination (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like).

Class L ordinary shares - The Company is authorized to issue 15,000,000 Class L ordinary shares with a $0.0001 par value. As of September 30, 2020, there were 12,777,778 Class L ordinary shares issued and outstanding, of which 1,666,667 Class L ordinary shares were subject to forfeiture to the extent that the underwriters' over-allotment was not exercised in full or in part. The Class L ordinary shares are non-voting and will convert into Class A ordinary shares following the initial Business Combination to the extent certain triggering vesting events occur prior to the 10th anniversary of the initial business combination as described in Note 4. Any Class L shares that remain outstanding upon the 10th anniversary of the initial Business Combination will be automatically forfeited. The underwriters exercised this option in full on September 15, 2020; thus these Class L ordinary shares are no longer subject to forfeiture.

Preference shares - The Company is authorized to issue 1,000,000 preference shares with a $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company's board of directors. As of September 30, 2020 there were no preference shares issued or outstanding.

Warrants - Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the date of completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed; provided that if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a "covered security" under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a "cashless basis" in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a "cashless basis" in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The warrants have an exercise price of at $11.50 per share and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. The exercise price and number of ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, recapitalization, reorganization, merger or consolidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares, Class L ordinary shares or forward purchase securities held by the Sponsor or such affiliates, as applicable, prior to such issuance), or the Newly Issued Price, (y) the aggregate gross proceeds from such issuances represent more than 50% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the 20 trading day period starting on the trading day after the day on which the Company consummates its initial Business Combination (such price, the "Market Value") is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;
•	at a price of $0.01 per warrant;
•	upon a minimum of 30 days' prior written notice of redemption; and
•	if, and only if, the last reported sales price (the "closing price") of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

In addition, commencing 90 days after the warrants become exercisable, the Company may redeem the warrants:

•	in whole and not in part;
•	at $0.10 per warrant upon a minimum of 30 days' prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the "fair market value" of the Class A ordinary shares (as defined below);
•	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $10.00 per Public Share (as adjusted per share subdivisions, share dividends, reorganizations, recapitalizations and the like) on the trading day before the Company sends the notice of redemption to the warrant holders; and
•	if, and only if, there is an effective registration statement covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating thereto available throughout the 30-day period after written notice of redemption is given.

The "fair market value" of the Class A ordinary shares shall mean the volume weighted average price of the Class A ordinary shares as reported during the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a "cashless basis," as described in the warrant agreement. Additionally, in no event will the Company be required to net cash settle any Warrants. If the Company is unable to complete the initial Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company's assets held outside of the Trust Account with the respect to such warrants.

Accordingly, the warrants may expire worthless.

Note 7 – Fair Value Measurements

Level 1 instruments include investments in money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The Company classifies its U.S. Treasury and equivalent securities as Level 1 financial assets in accordance with the fair value hierarchy, which are measured at fair value as of September 30, 2020.

At September 30, 2020, assets held in the Trust Account were comprised of $322 in cash and $402,499,678 in U.S. Treasury securities. During the period from July 7, 2020 (inception) through September 30, 2020, the Company did not withdraw any interest income from the Trust Account, and unrealized loss on investments held in the Trust Account were immaterial for the period from July 7, 2020 (inception) through September 30, 2020.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the period from July 7, 2020 (inception) through September 30, 2020.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through November 9, 2020, the date that the financial statement was available to be issued. Based upon this review, the Company did not identify any subsequent events, not previously disclosed, that would have required adjustment or disclosure in the financial statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to Ribbit LEAP, Ltd. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated on July 7, 2020 as a Cayman Islands exempted company with limited liability for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”). We have not selected any specific Business Combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target. We intend to effectuate our initial Business Combination using cash from the proceeds of our Initial Public Offering and the Private Placement, our shares, debt or a combination of cash, equity, and debt.

The registration statement for our Initial Public Offering was declared effective on September 10, 2020. On September 15, 2020, we consummated the Initial Public Offering of 40,250,000 units (each, a "Unit" and collectively, the "Units"), including the 5,250,000 Units as a result of the underwriters’ exercise of their over-allotment option at $10.00 per Unit, generating gross proceeds of $402.5 million and incurring offering costs of approximately $22.9 million, inclusive of approximately $14.1 million in deferred underwriting commissions. Each Unit consists of one Class A ordinary share, $0.0001 par value per share (the “Class A ordinary shares”), and one-fifth of one redeemable warrant (the “Public Warrants”), each whole Public Warrant entitling the holder thereof to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement of 1,005,000 Class A ordinary shares (the “Private Placement Shares” or “Private Placement”) generating gross proceeds of $10.1 million.

Upon the closing of the Initial Public Offering and Private Placement, $402.5 million of the net proceeds of the Initial Public Offering were placed in a trust account (the “Trust Account”), located in the United States, at JP Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds in the trust account that may be released to us to pay our taxes, if any, the proceeds from the Initial Public Offering will not be released from the trust account until the earliest to occur of: (a) the completion of our initial Business Combination, (b) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (i) to modify the substance or timing of its obligation to redeem 100% of our public shares if we do not complete our initial Business Combination within 24 months from the closing of the Initial Public Offering or (ii) with respect to any other provisions relating to shareholders' rights or pre-initial Business Combination activity and (c) the redemption of all of our public shares if we have not completed our initial Business Combination within 24 months from the closing of the Initial Public Offer, subject to applicable law.

If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or September 15, 2022, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders' rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The issuance of additional shares in a Business Combination, including pursuant to the Forward Purchase Agreement:

•	may significantly dilute the equity interest of investors in this offering;

•	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

•	could cause a change in control if a substantial number of our Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

•	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and

•	may not result in adjustment to the exercise price of our warrants.

Similarly, if we issue debt or otherwise incur significant debt, it could result in:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our Class A ordinary shares;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying condensed financial statements, as of September 30, 2020, we had approximately $0.8 million in cash and cash equivalents. Further, we expect to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities, those necessary to prepare for our Initial Public Offering and identifying a target company for our initial Business Combination. We do not expect to generate any operating revenues until after completion of our initial Business Combination. We generate non-operating income in the form of interest income on cash and cash equivalents held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective Business Combination candidates.

For the period from July 7, 2020 (inception) through September 30, 2020, we had a net loss of $84,593, which consists of formation and operating costs.

Liquidity and Capital Resources

Our liquidity needs have been satisfied prior to the completion of our Initial Public Offering through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the Founder Shares to our Sponsor and a commitment from our Sponsor to loan us up to $300,000 to cover our expenses in connection with our Initial Public Offering.

The net proceeds from (i) the sale of the shares of Class A ordinary shares in our Initial Public Offering, after deducting offering expenses of $0.8 million, underwriting fees of $8.1 million (excluding deferred underwriting commissions of $14.1 million), and (ii) the sale of the Private Placement Shares for a purchase of $10.1 million generated net proceeds of $403.7 million. Of these net proceeds, $402.5 million was placed within the Trust Account, which includes the deferred underwriting commissions described above. The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

As of September 30, 2020, we had cash and marketable securities of $402.5 million held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes paid and deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay taxes. During the period ended September 30, 2020, we did not withdraw any of interest earned on the Trust Account to pay for our franchise taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2020, we had cash and cash equivalents of approximately $0.8 million outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to our initial Business Combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1.5 million of such loans may be convertible into private placement shares at a price of $10.00 per share at the option of the lender. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

We expect our primary liquidity requirements during that period to include approximately $350,000 for legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting successful Business Combinations; $150,000 for legal and accounting fees related to regulatory reporting requirements; $105,000 for miscellaneous expenses incurred during the search for an initial Business Combination target; $55,000 for continued NYSE listing fees; and $100,000 will be used as a reserve for our liquidation.

These amounts are estimates and may differ materially from our actual expenses. In addition, we could use a portion of the funds not being placed in trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a "no-shop" provision (a provision designed to keep target businesses from "shopping" around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a "no-shop" provision would be determined based on the terms of the specific Business Combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

Moreover, we may need to obtain additional financing either to complete our initial Business Combination, either because the transaction requires more cash than is available from the proceeds held in our trust account, or because we become obligated to redeem a significant number of our Public Shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Related Party Transactions

Founder Shares

On July 20, 2020, our Sponsor paid $25,000 in consideration for 25,000 ordinary shares, par value $1.00 per share. Up to 3,261 Founder Shares were subject to forfeiture to the extent that the over-allotment option was not exercised in full by the underwriters. On September 15, 2020, the underwriters exercised the over-allotment option in full; thus these Founder Shares are no longer subject to forfeiture.

Class B Ordinary Shares

On September 2, 2020, we filed an amended and restated memorandum and articles of association. Pursuant to the amendment, the then-outstanding 25,000 ordinary shares (of which 3,261 ordinary shares were subject to forfeiture if the underwriters did not exercise their over-allotment option), were subdivided into 4,472,222 Class B ordinary shares (of which 583,333 Class B ordinary shares were subject to forfeiture if the underwriters did not exercise their over-allotment option) and 12,777,778 Class L ordinary shares (of which 1,666,667 Class L ordinary shares were subject to forfeiture if the underwriters did not exercise their over-allotment option). Upon subdivision, our Sponsor paid approximately $0.0014 per share for the Founder Shares. On September 15, 2020, the underwriters exercised the over-allotment option in full; thus the ordinary shares discussed above are no longer subject to forfeiture.

Class L Ordinary Shares

Our Sponsor owns 12,777,778 Class L ordinary shares (up to 1,666,667 Class L ordinary shares of which were subject to forfeiture). On September 15, 2020, the underwriters exercised the over-allotment option in full; thus the ordinary shares discussed above were no longer subject to forfeiture.

The Class L ordinary shares are non-voting and will convert into Class A ordinary shares following our initial Business Combination to the extent certain triggering vesting events occur prior to the 10th anniversary of the initial Business Combination.

Private Placement Shares

Simultaneously with the closing of the Initial Public Offering, our Sponsor has purchased 1,005,000 Class A ordinary shares at a price of $10.00 per share in a private placement for an aggregate purchase price of $10.1 million. The Private Placement Shares are identical to the shares of Class A ordinary shares sold in this offering, subject to certain limited exceptions.

Our initial shareholders agreed, subject to limited exceptions, not to transfer, assign or sell (i) any of their Founder Shares or Private Placement Shares until the earlier to occur of: (A) one year after the completion of our initial Business Combination and (B) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property, and (ii) any of their Class L ordinary shares for any reason, other than to specified permitted transferees or a complete liquidation, merger, share exchange, reorganization or other similar transaction following the initial Business Combination that results in all of our Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property; provided, that any Class A ordinary shares issued upon conversion Class L ordinary shares will not be subject to such restrictions on transfer.

Promissory Note – Related Party

On July 17, 2020, our Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the "Note"). This loan was non-interest bearing and payable on the earlier of the closing of the Initial Public Offering or the date on which we determine not to consummate the Initial Public Offering. During August 2020 and September 2020, we borrowed $200,000 under the Note. We fully repaid the Note in September 2020.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay the Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement shares at a price of $10.00 per share. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2020, we had no borrowings under the Working Capital Loans.

Administrative Support Agreement

We entered into an agreement, commencing on September 10, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, secretarial, and administrative services. This agreement was waived in writing between us and our Sponsor in September 2020, and therefore no administrative fees will be paid to our Sponsor.

Commitments and Contingencies

Registration Rights

Holders of Founder Shares, Private Placement Shares, including the Private Placement Shares issuable upon conversion of working capital loans, the Forward Purchase Securities and the Class A ordinary share issuable upon conversion of the Class L ordinary shares and Forward Purchase Warrants underlying the Forward Purchase Securities, are entitled to registration rights pursuant to a registration rights agreement signed in connection with the Initial Public Offering. These holders will be entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, these holders will have certain "piggy-back" registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the underwriters a 45-day option from the final prospectus relating to the Initial Public Offering to purchase up to 5,250,000 additional Units to cover over-allotments, if any, at $10.00 per Unit, less the underwriting discounts and commissions. The underwriters exercised this option in full on September 15, 2020.

The underwriters were paid an underwriting discount of $0.20 per Unit, or $8.05 million upon the closing of the Initial Public Offering. An additional $0.35 per Unit, or approximately $14.1 million in the aggregate, will be payable to the underwriters for deferred underwriting commissions. The deferred underwriting commissions will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Forward Purchase Agreement

In September 2020, we entered into a forward purchase agreement with LEAP Ribbit Opportunity VI, LLC, a Delaware limited liability company. Pursuant to the Forward Purchase Agreement, LEAP Ribbit Opportunity VI, LLC has agreed to purchase 10,000,000 shares of the Company’s Class A ordinary shares and 2,000,000 redeemable warrants to purchase one share of the Company’s Class A common stock at $11.50 per share for an aggregate purchase price of $100.0 million, or $10.00 for one share of the Company’s Class A common stock and one-fifth of one warrant, in a private placement to occur substantially concurrently with the closing of a Business Combination. The warrants to be sold as part of the Forward Purchase Agreement will be identical to the warrants underlying the Units sold in the Initial Public Offering.

Off-Balance Sheet Financing Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than the underwriters are entitled to a deferred fee of $14.1 million in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our condensed balance sheet.

Net Loss Per Ordinary Share

We apply the two-class method in calculating earnings per share. Net loss per ordinary share, basic and diluted for Class A redeemable ordinary shares is calculated by dividing the unrealized loss on investments held in the Trust Account, by the weighted average number of Class A redeemable ordinary shares outstanding since issuance. Net loss per ordinary share, basic and diluted for Class B non-redeemable ordinary shares is calculated by dividing net loss, less the expense attributable to Class A redeemable ordinary shares, by the weighted average number of shares of Class B non-redeemable ordinary shares outstanding for the period. Class B non-redeemable ordinary shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the investments held in the Trust Account.

We have not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the Over-Allotment Units) to purchase an aggregate of 8,050,000 shares of the Company’s ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an "emerging growth company" and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an "emerging growth company," we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor's attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO's compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an "emerging growth company," whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As of September 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Operating Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Operating Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Operating Officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As of the date of this Quarterly Report, except as set forth below, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on September 14, 2020, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 15, 2020, we consummated the Initial Public Offering of 40,250,000 Units (each, a "Unit" and collectively, the "Units"), including the 5,250,000 Units as a result of the underwriters’ exercise of their over-allotment option, at a price of $10.00 per Unit, generating gross proceeds of $402.5 million. Each Unit consisted of one Class A ordinary share, $0.0001 par value per share, and one-fifth of one redeemable warrant, each whole Public Warrant entitling the holder thereof to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment. J.P. Morgan Securities LLC acted as the sole book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statements on Form S-1 (No. 333-248415). The Securities and Exchange Commission declared the registration statements effective on September 10, 2020.

Our Units began trading on The New York Stock Exchange under the ticker symbol “LEAP.U” on September 11, 2020.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement of 1,005,000 Class A ordinary shares (the “Private Placement Shares” or “Private Placement”) generating gross proceeds of $10.1 million. The Private Placement Shares are identical to the shares of Class A ordinary shares sold in this offering, subject to certain limited exceptions.

The initial shareholders agreed, subject to limited exceptions, not to transfer, assign or sell (i) any of their Founder Shares or Private Placement Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination and (B) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property, and (ii) any of their Class L ordinary shares for any reason, other than to specified permitted transferees or a complete liquidation, merger, share exchange, reorganization or other similar transaction following the initial Business Combination that results in all of the Company’s Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property; provided, that any Class A ordinary shares issued upon conversion Class L ordinary shares will not be subject to such restrictions on transfer.

The Company's Sponsor, officers and directors (the “initial shareholders”) have agreed not to propose an amendment to the amended and restated memorandum and articles of association that would modify the substance or timing of the Company's obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within 24 months from the closing of the Public Offering, or 27 months from the closing of this Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination within 24 months from the closing of this offering (the “Combination Period”), or with respect to any other material provisions relating to shareholders' rights or pre-initial Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their shares of Class A ordinary shares in conjunction with any such amendment.

Upon the closing of the Initial Public Offering and Private Placement, $402.5 million ($10.00 per share) of the net proceeds of the Initial Public Offering were placed in a trust account (the “Trust Account”), located in the United States, at JP Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee.

We paid a total of $8.1 million in underwriting fees and $0.8 million for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer up to $14.1 million in underwriting commissions.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d- 14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Operating Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Operating Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIBBIT LEAP, LTD.

Date: November 9, 2020	By:	/s/ Meyer Malka
Meyer Malka
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: November 9, 2020	By:	/s/ Cynthia McAdam
Cynthia McAdam
Chief Operating Officer (Principal Financial Officer)