Form 10-K
period 2020-12-31
Ribbit LEAP, Ltd.
filed 2021-03-31
CIK 1818346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Ribbit LEAP, Ltd.

(Exact name of registrant as specified in its charter)

Cayman Islands	001-39507	98-1549449
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

364 University Avenue Palo Alto, CA	94301
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 485-3758

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-fifth of a Warrant to acquire one Class A ordinary share	LEAP.U	The New York Stock Exchange
Class A ordinary shares, par value $0.0001 per share	LEAP	The New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	LEAP.WS	The New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of March 30, 2021, there were 41,255,000 Class A ordinary shares, par value $0.0001 per share, 4,472,222 Class B ordinary shares, par value $0.0001 per share, and 12,777,778 Class L ordinary shares, par value $0.0001, of the registrant issued and outstanding.

As of June 30, 2020, the last day of the registrant’s most recently completed second fiscal quarter, the registrant’s securities were not publicly traded.

Certain terms

Unless otherwise stated in this Annual Report on Form 10-K or the context otherwise requires, references to:

•	“business combination” are to effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses;

•	“Class L ordinary shares” are to 12,777,778 of our Class L ordinary shares and the Class A ordinary shares that will be issued upon the automatic conversion of the Class L ordinary shares only to the extent certain triggering events occur prior to the 10th anniversary of our initial business combination, including specified strategic transactions and other triggering events based on our stock trading at $20.00 per share and additional stock trading thresholds up to $50.00 per share, in each case, as described in this Annual Report on Form 10-K (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);

•	“Companies Act” are to the Companies Act (2021 Revision) of the Cayman Islands as the same may be amended from time to time;

•	“company,” “we,” “us,” “our,” or “our company” are to Ribbit LEAP, Ltd., which stands for Ribbit Capital Long-Term Equity Acquisition Pool, a Cayman Islands exempted company;

•	“forward purchase agreement” are to the agreement providing for the sale of 10,000,000 forward purchase shares and 2,000,000 forward purchase warrants to an affiliate of our sponsor in a private placement that will close substantially concurrently with the closing of our initial business combination;

•	“forward purchase shares” are to the 10,000,000 Class A ordinary shares to be issued to an affiliate of our sponsor pursuant to the forward purchase agreement;

•	“forward purchase securities” are to the forward purchase shares and forward purchase warrants;

•	“forward purchase warrants” are to the 2,000,000 redeemable warrants to be issued to an affiliate of our sponsor pursuant to the forward purchase agreement;

•	“founder shares” are to 4,472,222 of our Class B ordinary shares and the Class A ordinary shares that were issued upon the conversion of the Class B ordinary shares as described in this Annual Report on Form 10-K (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);

•	“founders” are to Meyer Malka, our Chairman and Chief Executive Officer, and Cynthia McAdam, our Chief Operating Officer;

•	“Initial Public Offering” are to the company’s initial public offering, on September 15, 2020, of 40,250,000 units (which included units issued pursuant to the exercise in full of the underwriters’ option to purchase additional units to cover overallotments) at a price of $10.00 per unit, each unit consisting of one Class A ordinary share and one-fifth of one redeemable warrant;

•	“initial shareholders” are to our sponsor and each other holder of founder shares and Class L ordinary shares upon the consummation of our Initial Public Offering;

•	“ordinary shares” are to our Class A ordinary shares, our Class B ordinary shares, and our Class L ordinary shares;

•	“our founding team” are to our executive officers and directors;

•	“private placement shares” are to the Class A ordinary shares sold to our sponsor in a private placement simultaneously with the closing of our Initial Public Offering and that may be issued upon conversion of working capital loans, if any;

•	“public shareholders” are to the holders of our public shares, including our sponsor and founding team to the extent our sponsor and/or members of our founding team purchase public shares, provided that our sponsor’s and each member of our founding team’s status as a “public shareholder” will only exist with respect to such public shares;

•	“public shares” are to our Class A ordinary shares sold as part of the units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

•	“Ribbit Capital” are to the Ribbit Capital family of venture funds, including Ribbit Capital VI, L.P., and Ribbit Management Company, LLC, affiliates of our sponsor; and

•	“sponsor” are to Ribbit LEAP Sponsor Ltd., a Cayman Islands exempted company and an affiliate of Ribbit Capital.

Any forfeiture of shares described in this Annual Report on Form 10-K will take effect as a surrender of shares for no consideration of such shares as a matter of Cayman Islands law. Any conversion of the Class B ordinary shares or Class L ordinary shares described in this Annual Report on Form 10-K will take effect as a compulsory redemption of Class B ordinary shares or Class L ordinary shares, as applicable, and an issuance of Class A ordinary shares as a matter of Cayman Islands law. Any share dividends described in this Annual Report on Form 10-K will take effect as share capitalizations as a matter of Cayman Islands law.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward- looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

•	our ability to select an appropriate partner business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of a prospective partner business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination; our pool of prospective partner businesses;

•	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic;

•	the ability of our officers and directors to generate a number of potential business combination opportunities; our public securities’ potential liquidity and trading;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance following our Initial Public Offering.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in “Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in “Item 1A. Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

•	We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•	Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

•	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

•	We may not be able to consummate an initial business combination within 24 months after the closing of the Initial Public Offering, or 27 months from the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of our Initial Public Offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

•	If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

•	The New York Stock Exchange may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•	Our search for a business combination, and any partner business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic and the status of debt and equity markets.

•	You will not be entitled to protections normally afforded to investors of many other blank check companies.

•	If the net proceeds of our Initial Public Offering and the sale of the private placement shares not being held in the trust account are insufficient to allow us to operate for the 24 months following the closing of our Initial Public Offering, it could limit the amount available to fund our search for a partner business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or founding team to fund our search and to complete our initial business combination.

•	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by shareholders may be less than $10.00 per public share.

•	We may not hold an annual general meeting until after the consummation of our initial business combination.

•	The grant of registration rights to our initial shareholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

•	Past performance by Ribbit Capital, including our management team, may not be indicative of future performance of an investment in us.

•	Although we have identified general criteria that we believe are important in evaluating prospective partner businesses, we may enter into our initial business combination with a partner that does not meet such criteria, and as a result, the partner business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria.

•	Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•	Since our sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire during or after our Initial Public Offering), a conflict of interest may arise in determining whether a particular business combination partner is appropriate for our initial business combination.

•	We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

•	We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

•	We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a partner business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

•	Our initial shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

•	Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

PART I

Item 1.	Business

Overview

Ribbit LEAP, Ltd., which stands for Ribbit Capital Long-Term Equity Acquisition Pool is a blank check company formed in July 2020 as a Cayman Islands exempted company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this Annual Report on Form 10-K as our initial business combination. To date, our efforts have been limited to our organizational activities and activities related to the Initial Public Offering and the identification and evaluation of prospective acquisition targets for our initial business combination. We have generated no operating revenues to date and we do not expect to generate operating revenues until we consummate our initial business combination.

On September 15, 2020, we consummated our Initial Public Offering of 40,250,000 units, which included the full exercise of the underwriters’ option to purchase an additional 5,250,000 units to cover over-allotments, with each unit consisting of one Class A ordinary share, $0.0001 par value per share, and one-fifth of one redeemable warrant, each whole public warrant entitling the holder thereof to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment. The units were sold at a price of $10.00 per unit, generating gross proceeds to us of $402,500,000.

Simultaneous with the Initial Public Offering and the issuance and sale of the units, we consummated the private placement of 1,005,000 Class A ordinary shares at a price of $10.00 per share, generating total proceeds of approximately $10.1 million. The private placement shares are identical to the Class A ordinary shares in the Initial Public Offering, except that if held by the sponsor or its permitted transferees, they are subject to a letter agreement in which they agree to certain restrictions on the transfer of the private placement shares until the earlier of (1) one year after the completion of the initial business combination and (2) the date following the initial business combination on which the company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in the public shareholders having the right to exchange their ordinary shares.

Upon the consummation of the Initial Public Offering and the private placement, a total of $402.5 million was deposited in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer and Trust Company, acting as trustee. Transaction costs of the Initial Public Offering and the private placement amounted to approximately $22.9 consisting of approximately $0.8 million in offering expenses, $8.1 million in underwriting fees and approximately $14.1 million of deferred underwriting fees. Funds held in the trust account have been invested only in U.S. government treasury bills with a maturity of one hundred and eighty-five (185) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government obligations. Except with respect to interest earned on the funds in the trust account that may be released to us to pay income taxes, if any, the proceeds from the Initial Public Offering and the sale of the private placement shares held in the trust account will not be released from the trust account (1) to us until the completion of its initial business combination or (2) to our public shareholders, until the earliest of: (a) the completion of our initial business combination, and then only in connection with those Class A ordinary shares that such shareholders properly elect to redeem, subject to certain limitations, (b) the redemption of any public shares properly tendered in connection with a (i) shareholder vote to amend our amended and restated memorandum and articles of association to modify the substance or timing of its obligation to provide holders of its Class A ordinary shares the right to have their shares redeemed in connection with its initial business combination within 24 months from the closing of the Initial Public Offering, or 27 months from the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of the Initial Public Offering or (ii) with respect to any other provisions relating to shareholders’ rights of holders of our Class A ordinary shares or pre-initial business combination activity and (c) the redemption of all of our public shares if we have not completed our initial business combination within 24 months from the closing of the Initial Public Offering, or 27 months from the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering, subject to applicable law.

Simultaneously with the Initial Public Offering, LEAP Ribbit Opportunity VI, LLC, an affiliate of our sponsor, entered into a forward purchase agreement with us that will provide for the purchase by the affiliate of our sponsor of an aggregate of 10,000,000 Class A ordinary shares and 2,000,000 redeemable warrants, for an aggregate purchase price of $100,000,000, or $10.00 per one Class A ordinary share and one-fifth of one redeemable warrant, in a private placement to close substantially concurrently with the closing of our initial business combination. The obligations under the forward purchase agreement will not depend on whether any Class A ordinary shares are redeemed by our public shareholders. The Class A ordinary shares and redeemable warrants issuable pursuant to the forward purchase agreement will be identical to the Class A ordinary shares and redeemable warrants included in the units in the Initial Public Offering, respectively, except that the affiliate of our sponsor will have certain registration rights, as described herein.

While we may pursue a business combination target in any business, industry, sector or geographical location, we are focusing our search for an initial business combination in the intersection of financial services and technology globally. We may pursue a transaction in which our shareholders immediately prior to the completion of our initial business combination would collectively own a minority interest in the post-business combination company.

Our Sponsor and Guiding Principles

Our sponsor is an affiliate of Ribbit Capital, a family of investment funds based in Palo Alto, California, focused on the intersection of financial services and technology. Ribbit Capital was founded in 2012 by Meyer “Micky” Malka, an entrepreneur and investor with over 25 years of experience building and investing in technology and financial services businesses throughout the world. Ribbit Capital manages more than $2.6 billion of committed capital on behalf of its investors, many of which have been with Ribbit Capital since inception. The mission of Ribbit Capital is to change the world of finance by providing capital and guidance to visionary financial services entrepreneurs. To that end, Ribbit Capital has built a portfolio of over 75 private and public company investments across six continents and a multitude of sectors within financial services, including payments, personal finance, investments and wealth, lending, insurance, crypto assets, financial infrastructure, financial software, and home finance. Ribbit Capital’s investments include such leaders in these sectors as Affirm, Inc., Brex Inc., Coalition, Inc., Coinbase, Inc., Credit-Karma, Inc. CRB Group, Inc. (which does business as Cross River Bank), Dhani Services Limited (formerly Indiabulls Ventures Limited) (NSE: DHANI), Figure Technologies, Inc., MercadoLibre, Inc. (NASDAQ:MELI), Next Insurance, Inc., Nu Holdings Ltd. (which does business as Nubank), Revolut Ltd., Robinhood Markets, Inc., Root, Inc., Sea Limited (NYSE:SE), Viva Republica Inc. (which does business as Toss), Upgrade, Inc., and Zillow Group, Inc. (NASDAQ:ZG).

Ribbit Capital strives to be more than a source of financial capital to entrepreneurs. Prior to Ribbit Capital, Mr. Malka was a founder to multiple companies across banking, brokerage, and payments and led them to successful exits. Since founding Ribbit Capital, he and his team have built a robust family of investment funds which has provided the opportunity to invest and partner with several of the top financial technology companies of the past decade. This background allows Ribbit Capital to approach entrepreneurs as collaborators, offering data, perspectives, and lessons learned in innovative financial businesses across geographies and over time. By applying this partnership orientation and operator mentality, Ribbit Capital is able to create meaningful, lasting relationships with entrepreneurs. Ribbit Capital has demonstrated a strong track record as an investment manager for its nine flagship closed-end private funds and its several special purpose vehicles. The compound annual rate of return of its aggregate portfolio—as measured by the ratio of the fair market value of Ribbit Capital’s portfolio and distributions to the aggregate paid in capital of all of the funds it manages—has materially exceeded the upper quartile of its benchmark, the U.S. Venture Capital Index per Cambridge Associates, from the day Ribbit Capital started through December 31, 2020. Ribbit Capital’s performance is consistent across its fund vintages, with each of its flagship funds over two years old delivering a compound annual rate of return to investors of more than 30% before fees and expenses.

The following principles underpin the culture and organization of Ribbit Capital, and serve as the foundation for Ribbit LEAP:

We are mission-oriented. We believe that technology has the potential to make finance more transparent and accessible across the world. Driven by this belief, we are focused on helping to build the financial services brands of tomorrow. Consistency allows us to develop informed, data-rich perspectives on industry trends and business models. Our depth in the space leads to stronger relationships with entrepreneurs and investors and to wider visibility into investment opportunities, as evidenced by the more than 5,000 companies that we monitor worldwide across financial technology.

We are patient. We believe that enduring financial services companies cannot be built overnight. We underwrite each investment with a decade-plus investment horizon and aspire to invest in assets that we would be willing to hold indefinitely. When working with companies, our focus is on compounding sources of value rather than short-term earnings performance. This mentality aligns with the technology- and customer-centric mentality of the entrepreneurs and management teams with whom we partner and allows us to invest in opportunities that grow exponentially rather than linearly.

We align ourselves with our partners. We believe that we succeed when our partners succeed. We aim to act as principals, not agents. We make large financial commitments to the funds we manage; as a result, our team members are among Ribbit Capital’s largest individual limited partners. Similarly, we look to work with management teams with significant ownership in their own companies. We use the products and services offered by our portfolio and invest in people and brands we are proud to recommend to close friends. In our business, and in financial services more broadly, we believe getting the incentives right is half of the battle.

We chart our own course. We believe in making principles-based decisions. Historically, this has served us well and contributed to many of the key choices underlying our track record. In structuring Ribbit LEAP, we sought to employ the same independent thinking, designing a structure that we feel provides value both to shareholders and to partners in an initial business combination. We expect that our long-term approach, encapsulated in Ribbit Capital’s track record as well as Ribbit LEAP’s structure, will afford us a substantial competitive advantage relative to other blank check companies.

We believe Ribbit LEAP is a natural extension of Ribbit Capital’s mission to invest in visionary financial services entrepreneurs across stages—from initial idea and early stage venture to growth capital and the public markets. Ribbit LEAP intends to partner only with world-class entrepreneurs, providing them with a significant amount of flexible capital and guiding them in their transition from the private to the public markets. Ribbit LEAP is designed to deliver a differentiated combination of private market-style partnership and public market capital.

Market Opportunity and the State of Financial Technology

Ribbit Capital was founded on the thesis that, in the decades to come, trillions of dollars of market value will shift from the financial services incumbents to their technology-led challengers. Underpinning this thesis is our view that incumbent financial services brands have not kept pace with new technologies and evolving customer expectations. Financial crises across different geographies over the past 12 years created opportunities for consumers to reconsider their trust in traditional financial institutions, and the smartphone provided a new platform through which financial products and services could be delivered directly to willing customers. Since June 2012, we estimate that more than $500 billion of market capitalization has been captured by financial services challengers that have accessed the public markets. While this transition is impressive, we believe it is still in its early days, and Ribbit LEAP is well positioned to take advantage of this trend.

Our conviction in the future growth of financial technology in the public markets is informed by the following factors.

• Large and growing addressable market. The financial services sector is one of the largest contributors to GDP worldwide. The 20 largest financial services companies alone generated $335 billion of net income in 2018. This rapid pace of growth has been driven by the increasing digitization of financial services, product innovation, and the broadening application of financial offerings across a range of marketplaces and software companies.

• Business model dynamics give rise to category winners. Financial services and technology are industries that disproportionately benefit from highly scaled brands and platforms, particularly due to the importance of trust. Scale also drives a flywheel effect of increasing efficiency, which allows platforms to pass on savings and deliver differentiated products and services to their end markets. This has given rise to very large players today: of the 102 companies with a market capitalization of $100 billion or more globally as of the third quarter of 2020, 23 of them are technology companies and 20 of them are financial services companies, and together they constitute 56% of the $22 trillion of market value of all companies worth more than $100 billion. This compares to 34% of the $5 trillion of market value of companies that met that same criteria in 1999. Furthermore, since 1999, there have been approximately 18 financial services companies that have grown to a market capitalization of $100 billion or greater and 156 financial services companies that have grown to a market capitalization of $10 billion or greater across the public and private markets.

• Accelerating private market activity creates a pipeline for the public markets. Value created in the private market may be a leading indicator for future investment opportunities in the public markets. Between 2018 and 2019, approximately $75 billion of venture capital was invested into financial technology, or fintech, according to CB Insights. Late-stage fintech fundraising in particular has accelerated, with over $16 billion of capital invested in 2018 and 2019 alone, according to PitchBook. Of the 580 global “unicorns,” or venture-backed businesses with valuations greater than $1 billion, 90 are in fintech. The collective valuation of these fintech unicorns is nearly $500 billion. Many of them have decided to stay private for longer than they otherwise would have given the easy availability of private capital funding. We believe these fintech unicorns—and many high quality, potential unicorns—could benefit from a public listing as an efficient way to increase liquidity, expand access to capital, and improve branding and we are positioned to provide these fintech platforms with an attractive alternative to enter the public markets.

• Blurring lines between fintech and software. In recent years, there has been an increase in the number of technology companies developing financial services offerings to complement their existing offerings, expand customer relationships, and bolster monetization. This convergence of financial services and technology is driving disruption and creating opportunities for challengers to build brands from more and less obvious quarters. The dynamic is clearly visible across several sectors reflected in Ribbit Capital’s investments:

E-commerce: E-commerce marketplaces such as MercadoLibre and Sea Group are now embedding payments and lending on their platforms while developing mobile wallets for their customers.

Real estate portals: Property listing websites such as Zillow are now buying and selling homes as a principal on their own marketplaces, acting as market makers and offering mortgage, insurance, and closing services.

Purchase finance: Point of sale lenders such as Affirm are disintermediating incumbent payment networks and card providers by connecting merchants and consumers via attractive financing offers.

Software as a service (“SaaS”): SaaS companies such as Juniper Square are leveraging the data, transaction, and customer flows that run through their systems to offer embedded payments, financing, and insurance products to their clients.

Ribbit Capital’s focus on the intersection of financial services and technology has helped us to understand the size of the addressable market across regions and subsectors and the potential for outsized outcomes across stages. This perspective, combined with the investments that Ribbit Capital has made in public companies, has given us confidence in the opportunity for patient and focused public market fintech investors to earn high multiples on invested capital.

We further believe that some of the circumstances created by the COVID-19 pandemic presents a new dynamic for investors in fintech generally and for Ribbit LEAP in particular. First, stay-at-home orders and quarantines have meaningfully accelerated the already strong consumer trend toward adoption of digital financial products. Second, companies that are positively indexed to digital financial services have an unprecedented opportunity to take market share through marketing and acquisitions, both of which require large injections of new capital. Third, we believe that many of the private market investors that have backed fintech businesses are increasingly focused on liquidity, which could present attractive risk-adjusted returns to investors with more patient capital. Fourth, we expect that many robust and high-quality businesses have suffered temporary shocks to revenue and cash, which may cause them to seek a larger capital raise than typical in private rounds, thereby driving them to further explore the public markets. Notwithstanding the foregoing, see “Item 1A. Risk Factors—Our search for a business combination, and any partner business with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 pandemic and the status of debt and equity markets” and the other factors described under “Item 1A. Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” for a discussion of factors that may impact the development of the above-described circumstances.

Our Proposition

We believe that Ribbit LEAP offers an attractive proposition when compared with other blank check companies and other sources of equity capital. We bring a singular focus and depth of expertise to financial services and technology. In addition to our expertise, reputation, and network, which taken together gives us a competitive advantage in sourcing and consummating one or more business combinations, we have designed Ribbit LEAP’s structure differently from other blank check companies to more closely align it with Ribbit Capital’s core principles. The key elements of our structure are summarized below and are explained further elsewhere in this Annual Report on Form 10-K.

Attribute	Conventional SPAC	Ribbit LEAP	Why Ribbit LEAP is better
Founder shares	• 20% of the ordinary shares issued and outstanding upon the consummation of the offering	• 10% of the ordinary shares issued and outstanding upon the consummation of our Initial Public Offering excluding private placement shares, Class L ordinary shares which are subject to stock performance vesting conditions	• Less dilution for partner companies absent outsized post-business combination share performance
Performance-based founder shares	• All founder shares vested, no performance-based test

• Class L ordinary shares, which when combined with the 10% founder shares, total to 30% of the ordinary shares issued and outstanding upon the consummation of our Initial Public Offering

• Class L ordinary shares vest in four equal tranches upon achieving outsized share performance, at $20.00, $30.00, $40.00, and $50.00 per share (but only following the one-year anniversary of our initial business combination)

• Class L ordinary shares also vest upon the consummation of certain strategic transactions following our initial business combination dependent on the effective price per Class A ordinary share

• Downside and upside are shared with investors because sponsor economics only begin to exceed those of a conventional SPAC with 20% founder shares when the stock trades above $30 per ordinary share

• High vesting thresholds create long-term commitment

Sponsor at-risk investment	• Purchase of private placement warrants with similar terms to public warrants, in the money with just a 15% increase in stock price	• No warrants; Class A ordinary shares purchased at $10 per share	• Simplifies the transaction and pro forma capital structure
Rights for founder shares	• 20% of the vote for the initial business combination	• 20% of the vote for the initial business combination	• Creates closer alignment with management teams looking for a partner
	• Board rights determined in the initial business combination negotiation	• Right to appoint one-fifth (rounded up to the nearest whole number) of the members of our board of directors following our initial business combination	• Aligns Ribbit LEAP’s governance rights to both performance and “skin in the game”
Forward purchase agreement	• If included, often structured as an “up to” commitment	• $100 million minimum commitment from an affiliate of our sponsor	• Greater “skin in the game” than a typical offering • Supports confidence in LEAP’s ability to close a transaction
Term	• 24 months	• 24 months with the ability to extend to an additional 3 months	• Provides greater flexibility to source the most attractive partners

A key tenet of Ribbit Capital’s mantra is that it takes money to change money. We believe that our structure reinforces our value proposition by making Ribbit LEAP a more attractive capital source to companies and a more attractive investment for investors. The combination of our sponsor and our structure provide the following benefits to our partner companies and investors:

•	Longevity. We view partnership with management teams as a commitment for a decade or more. Because of this we are focused on long-term value creation, and we seek to partner with investors with the same orientation. Consistent with this posture, we have structured the sponsor economics to be meaningfully weighted to share performance over many years. Furthermore, a substantial majority of the sponsor economics earned will sit within private funds managed by Ribbit Capital (which have an initial term of ten years), rather than being held directly by our management team.

•	Ecosystem: Ribbit Capital’s portfolio includes prominent and innovative fintech platforms and brands globally. Our ideal candidate for a business combination will be able to benefit from connectivity and partnership with this network, which we believe is a key competitive advantage for Ribbit LEAP in consummating a business combination and in the future success of the company.

•	Alignment. An affiliate of our sponsor has committed a minimum of $100 million of capital in a forward purchase commitment, sitting alongside our investors with “skin in the game.” Traditionally, sponsors of blank check companies purchase 20% of the issued stock at a nominal price that is awarded to the sponsor regardless of performance and solely on the ability to close an initial business combination. We believe this conventional structure creates a misalignment of interest between the sponsor, investors, and the partner in a business combination. We have eschewed this construct to instead earn sponsor economics that better align with price performance. Ribbit Capital will only “break even” with a conventional 20% founder share structure if the stock price trades above $30 per ordinary share, or 200% above the share price of the initial offering. This meaningful capital commitment and performance-based structure will incentivize us to partner with one or more companies that offer the highest quality growth and return potential to investors rather than reward us for merely consummating a business combination. We believe these features will help us attract patient growth-oriented investors, which in turn strengthens the value proposition of Ribbit LEAP.

•	Perspective. Ribbit Capital has a strong track record as a specialist investor and partner at the intersection of financial services and technology. Our focus on fintech provides us with insights and a global network of operators, investors, and regulators that can inform strategic decisions, new product development, and relationship-building with stakeholders. We believe that our hands-on experience as operators and investors in the industry positions us to better evaluate partner companies and to help them maximize value following a business combination.

We believe that Ribbit LEAP offers a structure that is simple, transparent, and fosters alignment for all parties.

Our Investment Criteria

Our objective is to partner with one or more target companies that we believe will produce the strongest financial returns for our investors over the next decade or longer. In pursuit of this objective, we will measure potential partners against the following business criteria:

• World-class management teams. We seek management teams with whom we would be proud to partner for the next decade or more and who have the vision, energy, and execution capability to deliver on our high expectations for growth and franchise value. This is the standard against which Ribbit Capital measures all of the management teams it partners with, whether they are running public or private companies.

• Large addressable markets with attractive tailwinds for digital innovators. Financial services profits are large enough in the regions where Ribbit Capital invests to potentially support market capitalizations in the tens or hundreds of billions of dollars for market leaders. Furthermore, across sectors and regions, we see the opportunity for technology to make financial products and services more affordable and accessible for customers. We seek businesses that address these markets.

• User adoption suggesting a generational brand is being built. We believe that every new generation of users presents an opportunity to create a defining brand that stretches across multiple sectors within financial services. We seek businesses that show enough traction among their customers where we can see the potential for them to become generational brands.

• Significant growth opportunities. In addition to strong organic growth potential, we seek businesses that could meaningfully accelerate growth through new product and technological expertise, business combinations, geographic expansion, and/or a shareholder base that is aligned to long-term growth. We seek businesses for which our capital can fuel this development and growth.

• Strong unit economics and profitability visibility. In order to deliver enduring value creation for shareholders, we believe that a business must be profitable or on a clear and easily understood path towards profitability, which is most clearly demonstrated by unit economics that are attractive today.

In addition to these business criteria, any potential acquisition target will be ready or almost ready to operate in the public markets from the perspective of corporate governance, financial reporting, compliance, and anticipated investor receptivity. We believe that evaluating a full universe of companies is important to fulfilling our ultimate objective. As such, we will evaluate companies both in the United States and other regions where we have meaningful relationships, experience, and insight. Furthermore, we will evaluate companies that are new to the Ribbit Capital network, already within the Ribbit Capital network of more than 5,000 companies, and within Ribbit Capital’s portfolio of more than 75 companies.

Our Initial Business Combination

The New York Stock Exchange (NYSE) rules and our amended and restated memorandum and articles of association require that our initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting discount). We refer to this as the 80% net assets test. If our board of directors is not able to independently determine the fair market value of the partner business or businesses or we are considering an initial business combination with an affiliated entity, we will obtain an opinion from an independent investment banking firm which is a member of the Financial Industry Regulatory Authority, Inc., or FINRA, or an independent valuation or accounting firm with respect to the satisfaction of such criteria. Our shareholders may not be provided with a copy of such opinion nor will they be able to rely on such opinion.

While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of a partner business or businesses, it may be unable to do so if the board of directors is less familiar or experienced with the partner company’s business, there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board of directors determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value of the partner business meets the 80% of net assets test, unless such opinion includes material information regarding the valuation of a partner business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. However, if required under applicable law, any proxy statement that we deliver to shareholders and file with the SEC in connection with a proposed transaction will include such opinion.

We anticipate structuring our initial business combination so that the post-business combination company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the partner business or businesses. We may, however, structure our initial business combination such that the post-business combination company owns or acquires less than 100% of such interests or assets of the partner business in order to meet certain objectives of the partner management team or shareholders or for other reasons, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the partner or otherwise acquires a controlling interest in the partner sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-business combination company owns or acquires 50% or more of the voting securities of the partner, our shareholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the partner and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a partner. In this case, we would acquire a 100% controlling interest in the partner. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to the completion of our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a partner business or businesses are owned or acquired by the post-business combination company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one partner business, the 80% of net assets test will be based on the aggregate value of all of the partner businesses and we will treat the partner businesses together as the initial business combination for purposes of a tender offer or for seeking shareholder approval, as applicable. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

We have entered into a forward purchase agreement pursuant to which an affiliate of our sponsor has agreed to subscribe for an aggregate of 10,000,000 forward purchase shares and 2,000,000 forward purchase warrants, for an aggregate purchase price of $100,000,000, or $10.00 per forward purchase share and one-fifth of one forward purchase warrant, in a private placement to close substantially concurrently with the closing of our initial business combination. The capital from such private placement would be used as part of the consideration to the sellers in our initial business combination, and any excess capital from such private placement would be used for working capital in the post-transaction company. The forward purchase shares and the forward purchase warrants are identical to the public shares and public warrants, respectively, except that the holders thereof will have certain registration rights. The forward purchase shares and the forward purchase warrants are subject to the same transfer restrictions as the founder shares. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters—Transfers of Class B Ordinary Shares, Class L Ordinary Shares, Forward Purchase Securities and Private Placement Shares.”

We are not under any obligation to sell any such shares. If we sell shares to our sponsor (or any other investor) in connection with our initial business combination, the equity interest of public investors in the combined company may be diluted and the market prices for our securities may be adversely affected. In addition, if the per share trading price of our ordinary shares is greater than the price per share paid in the private placement, the private placement will result in value dilution to you.

Other Considerations

We are not prohibited from pursuing an initial business combination or subsequent transaction with a company that is affiliated with Ribbit Capital, our sponsor, founders, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with Ribbit Capital, our sponsor or any of our founders, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent valuation or accounting firm that such initial business combination or transaction is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Affiliates of Ribbit Capital and members of our board of directors will directly or indirectly own founder shares, private placement shares and/or Class L ordinary shares following the Initial Public Offering and, accordingly, may have a conflict of interest in determining whether a particular partner business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers or directors were to be included by a partner business as a condition to any agreement with respect to our initial business combination.

Ribbit Capital is continuously made aware of potential business opportunities, one or more of which we may desire to pursue for a business combination. We will not consider a business combination with any company that has already been identified to Ribbit Capital as a suitable acquisition candidate for it, unless Ribbit Capital, in its sole discretion, declines such potential business combination or makes available to our company a co-investment opportunity in accordance with Ribbit Capital’s applicable existing and future policies and procedures. Ribbit Capital may manage multiple investment vehicles and raise additional funds and/or successor funds in the future, which may be during the period in which we are seeking our initial business combination. These Ribbit Capital investment entities may be seeking acquisition opportunities and related financing at any time. We may compete with any one or more of them on any given acquisition opportunity.

Ribbit Capital or its affiliates, including our sponsor, and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

In addition, certain of our founders, officers and directors presently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities, including without limitation, any future special purpose acquisition companies we expect they may be involved in and investment funds, accounts, co-investment vehicles and other entities managed by affiliates of Ribbit Capital and certain companies in which Ribbit Capital or such entities have invested. As a result, if any of our founders, officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he, she or it has then-current fiduciary or contractual obligations (including, without limitation, any future special purpose acquisition companies we expect they may be involved in and any Ribbit Capital funds or other investment vehicles), then, subject to their fiduciary duties under Cayman Islands law, he or she will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these funds or investment entities decide to pursue any such opportunity, we may be precluded from pursuing the same. In addition, investment ideas generated within or presented to Ribbit Capital or our founders may be suitable for both us and a current or future Ribbit Capital fund, portfolio company or other investment entity and, subject to applicable fiduciary duties, will first be directed to such fund, portfolio company or other entity before being directed, if at all, to us. None of Ribbit Capital, our founders or any members of our board of directors who are also employed by Ribbit Capital or its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware solely in their capacities as officers or executives of Ribbit Capital.

However, we do not expect these duties to materially affect our ability to complete our initial business combination.

In addition, our founders, officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. In particular, in the future we expect certain of our officers and directors may be officers and/or directors of other future special purpose acquisition companies.

Our Corporate Information

Our executive offices are located at 364 University Avenue, Palo Alto, California 94301. We maintain a corporate website at www.ribbitleap.com. The information contained on or accessible through our corporate website or any other website that we may maintain is not part of this Annual Report on Form 10-K.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Law (2018 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equal to or exceeds $250 million as of the prior June 30, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the prior June 30.

Financial Position

As of December 31, 2020, we had approximately $402.6 million held in the trust account, not taking into account $14.1 million of deferred underwriting fees to be paid. With the funds available, we offer a partner business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the partner business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

General

We intend to effectuate our initial business combination using the proceeds of the Initial Public Offering, the sale of the private placement shares, our equity, debt or a combination of these as the consideration. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-business combination company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We have reviewed, and continue to review, a number of opportunities to enter into an initial business combination with an operating business, but we are not able to determine at this time whether we will complete an initial business combination with any of the target businesses that we have reviewed or with any other target business. We have not selected any business combination partner. Additionally, we have not engaged or retained any agent or other representative to identify or locate any suitable acquisition candidate, to conduct any research or take any measures, directly or indirectly, to locate or contact a partner business, other than our officers and directors.

Accordingly, there is no current basis for investors to evaluate the possible merits or risks of the partner business with which we may ultimately complete our initial business combination. Although our founding team will assess the risks inherent in a particular partner business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a partner business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a partner business.

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account, or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. There are no prohibitions on our ability to issue securities or incur debt in connection with our initial business combination. Other than the forward purchase agreement, we are not currently a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.

Sources of Partner Businesses

Our process of identifying acquisition partners will leverage Ribbit Capital’s and our founding team’s industry experiences, proven deal sourcing capabilities and broad and deep network of relationships in numerous industries, including executives and management teams, private equity groups and other institutional investors, large business enterprises, lenders, investment bankers and other investment market participants, restructuring advisers, consultants, attorneys and accountants, which we believe should provide us with a number of business combination opportunities. We expect that the collective experience, capability and network of Ribbit Capital and our founders, directors and officers, combined with their individual and collective reputations in the investment community, will help to create prospective business combination opportunities.

In addition, we anticipate that partner business candidates may be brought to our attention from various unaffiliated sources, including investment bankers and private investment funds. Partner businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to partner businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Annual Report on Form 10-K and know what types of businesses we are pursuing. Our officers and directors, as well as their affiliates, may also bring to our attention partner business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions.

While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our founding team determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our founding team determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation by the company prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). None of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination partner in connection with a contemplated acquisition of such partner by us. An agreement to pay the $10,000 per month for office space, secretarial and administrative support to our sponsor was waived in writing between us and our sponsor in September 2020, and therefore no administrative fees are being paid to our sponsor. Some of our officers and directors may enter into employment or consulting agreements with the post-business combination company following our initial business combination.

We are not prohibited from pursuing an initial business combination or subsequent transaction with a company that is affiliated with Ribbit Capital or its affiliates, including our sponsor, or our founders, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with Ribbit Capital or its affiliates, including our sponsor, or our founders, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent valuation or accounting firm that such initial business combination or transaction is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including any future special purpose acquisition companies we expect they may be involved in and entities that are affiliates of our sponsor, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. See “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest.”

Evaluation of a Partner Business and Structuring of Our Initial Business Combination

In evaluating a prospective partner business, we will conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular partner, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to identify and evaluate a partner business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective partner business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. The company will not pay any consulting fees to members of our founding team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

•	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Partner’s Management Team

Although we scrutinize the management of a prospective partner business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the partner business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our founding team, if any, in the partner business cannot presently be stated with any certainty. The determination as to whether any of the members of our founding team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our founding team will have significant experience or knowledge relating to the operations of the particular partner business.

We cannot assure you that any of our key personnel will remain in senior management, director or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the partner business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange rule, or we may decide to seek shareholder approval for business or other legal reasons.

Under the NYSE rules and our amended and restated memorandum and articles of association, shareholder approval would be required for our initial business combination if, for example:

•	we issue (other than in a public offering for cash) ordinary shares that will either (a) be equal to or in excess of 20% of the number of ordinary shares then issued and outstanding or (b) have voting power equal to or in excess of 20% of the voting power then issued and outstanding;

•	any of our directors, officers or substantial security holders (as defined by the rules of the NYSE) has a 5% or greater interest, directly or indirectly, in the partner business or assets to be acquired and if the number of ordinary shares to be issued, or if the number of ordinary shares into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of ordinary shares or 1% of the voting power outstanding before the issuance in the case of any of our directors and officers or (b) 5% of the number of ordinary shares or 5% of the voting power outstanding before the issuance in the case of any substantial security holders; and

•	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The Companies Act and Cayman Islands law do not currently require, and we are not aware of any other applicable law that will require, shareholder approval of our initial business combination. The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

•	the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

•	the expected cost of holding a shareholder vote;

•	the risk that the shareholders would fail to approve the proposed business combination;

•	other time and budget constraints; and

•	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

Permitted Purchases and Other Transactions with Respect to Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, executive officers, advisors or their affiliates may purchase shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, executive officers, advisors or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of any such transactions could be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, (ii) satisfy a closing condition in an agreement with a partner that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met or (iii) reduce the number of public warrants outstanding or vote such warrants or any matter submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates may identify the shareholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of tender offer or proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the general meeting related to our initial business combination. Our sponsor, executive officers, directors, advisors or any of their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Our sponsor, officers, directors and/or their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported by such person pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights may include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our sponsor and our founding team entered into agreements with us, pursuant to which they agreed to waive their redemption rights with respect to their founder shares, private placement shares and any public shares purchased during or after the Initial Public Offering in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering, or 27 months from the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity.

Limitations on Redemptions

Our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). However, a greater net tangible asset or cash requirement may be contained in the agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the partner or its owners, (ii) cash to be transferred to the partner for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. Furthermore, although we will not redeem shares in an amount that would cause our net tangible assets to fall below $5,000,001, we do not have a maximum redemption threshold based on the percentage of shares sold, as many blank check companies do. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we may search for an alternate business combination.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer.

The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement. Asset acquisitions and share purchases would not typically require shareholder approval, while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange rule or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons.

If we hold a shareholder vote to approve our initial business combination, we will, pursuant to our amended and restated memorandum and articles of association:

•	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.

If we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we receive approval pursuant to an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, our sponsor and each member of our founding team have agreed to vote their founder shares and public shares purchased during or after our Initial Public Offering in favor of our initial business combination. Because the founder shares in the aggregate are entitled to 20% of the combined voting power together as a single class, excluding the private placement shares, in addition to our initial shareholders’ founder shares, we would need 14,088,751 or 35%, of the 40,250,000 public shares sold in the Initial Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all issued and outstanding shares are voted). Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. Our amended and restated memorandum and articles of association require that at least five days’ notice will be given of any such general meeting.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

•	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase Class A ordinary shares in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

Notwithstanding the foregoing redemption rights, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, which we refer to as the “Excess Shares,” without our prior consent, without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our founding to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in the Initial Public Offering could threaten to exercise its redemption rights against a business combination if such holder’s shares are not purchased by us, our sponsor or our founding team at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the Initial Public Offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a partner that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

Public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/ Withdrawal At Custodian) System, at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve the business combination. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate the applicable delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights.

Given the relatively short period in which to exercise redemption rights, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming shareholder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to two business days prior to the initially scheduled vote on the proposal to approve the business combination, unless otherwise agreed to by us.

Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our proposed initial business combination is not completed, we may continue to try to complete a business combination with a different partner until 24 months from the closing of our Initial Public Offering, or 27 months from the closing of the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of the Initial Public Offering, or 27 months from the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provides that we have only 24 months from the closing of our Initial Public Offering to consummate an initial business combination, or 27 months from the closing of the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of the Initial Public Offering to consummate an initial business combination. If we do not consummate an initial business combination within 24 months from the closing of our Initial Public Offering, or 27 months from the closing of the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of the Initial Public Offering to consummate an initial business combination, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination within 24 months from the closing of our Initial Public Offering or 27 months from the closing of the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of the Initial Public Offering to consummate an initial business combination. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our sponsor and each member of our founding team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination within 24 months from the Initial Public Offering, or 27 months from the closing of the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within 24 months from the Initial Public Offering, or 27 months from the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering).

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the Initial Public Offering, or 27 months from the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer or director, or any other person.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the proceeds held outside the trust account plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

If we were to expend all of the net proceeds of our Initial Public Offering and the sale of the private placement shares, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (excluding our independent registered public accounting firm), prospective partner businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our founding team will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if our founding team believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by our founding team to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where our founding team is unable to find a service provider willing to execute a waiver. The underwriters will not execute agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective partner business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third party or prospective partner business who executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Our sponsor may not be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective partner businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per public share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (excluding our independent registered public accounting firm), prospective partner businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. We have access to the proceeds of our Initial Public Offering and the sale of the private placement shares with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors; however such liability will not be greater than the amount of funds from our trust account received by any such shareholder. In the event that these dissolution expenses exceed our available funds held outside the trust account, we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount.

If we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per public share to our public shareholders. Additionally, if we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/ creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.”

As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not consummate an initial business combination within 24 months from the Initial Public Offering, or 27 months from the closing of the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from Initial Public Offering, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering, or 27 months from the closing of the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 24 months from the closing of the Initial Public Offering, or 27 months from the closing of the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a partner business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger partner businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a partner business. Furthermore, our obligation to pay cash in connection with our public shareholders who properly exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain partner businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We currently maintain our executive offices at 364 University Avenue, Palo Alto, California 94301. We consider our current office space adequate for our current operations. An agreement to pay our sponsor a fee of $10,000 for office space and administrative and support services was waived in writing in September 2020, and therefore no fees are being paid to our sponsor for office space or administrative and support services.

Employees

We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a partner business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

We registered our units, Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective partner business as part of the proxy solicitation or tender offer materials, as applicable, sent to shareholders. These financial statements may be required to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential partner businesses we may acquire because some partners may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within 24 months from the closing of our Initial Public Offering, or 27 months from the closing of the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of the Initial Public Offering. We cannot assure you that any particular partner business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential partner business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed partner business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures as required by the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company would we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A partner business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Prior to the date of this Annual Report on Form 10-K, we have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Law (2018 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the prior June 30, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the prior June 30.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our founding team in their capacity as such.

Item 1A.	Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Related to Our Business and Financial Position

We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated company established under the laws of the Cayman Islands with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more partner businesses. We have no plans, arrangements or understandings with any prospective partner business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial business combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report on Form 10-K do not include any adjustments that might result from our inability to continue as a going concern.

Past performance by our management team or their affiliates, including Ribbit Capital, may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team or their affiliates, including Ribbit Capital, is presented for informational purposes only. Any past experience of and performance by our management team or their affiliates, including Ribbit Capital, is not a guarantee either: (1) that we will be able to successfully identify a suitable candidate for our initial business combination; or (2) of any results with respect to any initial business combination we may consummate. You should not rely on the historical record of our management team, Ribbit Capital or any of their affiliates’ or managed funds performance as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. An investment in us is not an investment in Ribbit Capital.

Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

We may not hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable Cayman Islands law or stock exchange listing requirements or if we decide to hold a shareholder vote for business or other reasons. For instance, NYSE rules currently allow us to engage in a tender offer in lieu of a general meeting but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our issued and outstanding shares to a partner business as consideration in any business combination.

Therefore, if we were structuring a business combination that required us to issue more than 20% of our issued and outstanding ordinary shares, we would seek shareholder approval of such business combination. However, except as required by applicable law or stock exchange rule, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the voting power of the outstanding ordinary shares do not approve of the business combination we consummate. Please see “Item 1. Business—Shareholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of any partner businesses. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in any tender offer documents mailed to our public shareholders in which we describe our initial business combination.

If we seek shareholder approval of our initial business combination, our sponsor and members of our founding team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our sponsor owns founders shares that represent, on an as-converted basis, 10% of our issued and outstanding Class A ordinary shares immediately following the completion of the Initial Public Offering, including the Class A ordinary shares issuable upon conversion of the founder shares, but such founders shares represent 20% of the voting power of our issued and outstanding ordinary shares immediately following the completion of the Initial Public Offering, excluding the private placement shares. Our sponsor and members of our founding team also may from time to time purchase Class A ordinary shares prior to the completion of our initial business combination. Our amended and restated memorandum and articles of association provides that, if we seek shareholder approval, we will complete our initial business combination only if we receive approval pursuant to an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. Because the founder shares in the aggregate are entitled to 20% of the combined voting power of the founder shares and holders of our public shares voting together as a single class, excluding the private placement shares, in addition to our initial shareholders’ founder shares, we would need 14,088,751, or 35%, of the 40,250,000 public shares sold in the Initial Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all issued and outstanding shares are voted). Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our sponsor and our founding team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination partners, which may make it difficult for us to enter into a business combination with a partner.

We may seek to enter into a business combination transaction agreement with a prospective partner that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination.

Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective partners will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption.

If a large number of shares are submitted for redemption, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for additional third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most attractive business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the funds in the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we consummate an initial business combination within 24 months after the closing of the Initial Public Offering, or 27 months from the closing of the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of the Initial Public Offering, may give potential partner businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination partners, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential partner business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination within 24 months from the Initial Public Offering, or 27 months from the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering.

Consequently, such partner business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination within the required time period with that particular partner business, we may be unable to complete our initial business combination with any partner business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any partner business with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 pandemic and the status of debt and equity markets.

On March 11, 2020 the World Health Organization characterized the outbreak of the novel strain of coronavirus referred to as COVID-19 as a “pandemic”. The COVID-19 pandemic and any significant outbreak of other infectious diseases could result in a widespread health crisis that adversely affects the economies and financial markets worldwide, and the business of any potential partner business with which we consummate a business combination could be materially and adversely affected.

Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the partner company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a partner business with which we ultimately consummate a business combination, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

We may not be able to consummate an initial business combination within 24 months after the Initial Public Offering, or 27 months from the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable partner business and consummate an initial business combination within 24 months after the Initial Public Offering, or 27 months from the closing of the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the COVID-19 outbreak continues to impact operations in both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 outbreak may negatively impact businesses we may seek to acquire. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares, and our warrants will expire worthless. See “If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, executive officers, advisors or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or warrants in such transactions.

In the event that our sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such transaction could be to (1) vote in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, (2) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a partner that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. See “Item 1. Business—Permitted Purchases and Other Transactions with Respect to Our Securities” for a description of how our sponsor, directors, executive officers, advisors or their affiliates will select which shareholders to purchase securities from in any private transaction.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed. See “Item 1. Business—Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights.”

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the Initial Public Offering, or 27 months from the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not consummated an initial business within 24 months from the Initial Public Offering, or 27 months from the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 24 months from the Initial Public Offering, or 27 months from the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

As of the date of this Annual Report on Form 10-K, our units are listed on the NYSE on and our Class A ordinary shares and warrants on November 2, 2020, the date of separation. We expect to meet, on a pro forma basis, the minimum initial listing standards set forth in the NYSE’s listing standards, our securities may not be, or may not continue to be, listed on the NYSE in the future or prior to the completion of our initial business combination. In order to continue listing our securities on the NYSE prior to the completion of our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in shareholders’ equity (generally $1,100,000) and a minimum number of holders of our securities (generally 400 public holders). Additionally, our units will not be traded after completion of our initial business combination and, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, the share price of our securities would generally be required to be at least $4.00 per share and our shareholders’ equity would generally be required to be at least $5,000,001 and we would be required to have a minimum of 400 round-lot holders. We may not be able to meet those initial listing requirements at that time.

If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the- counter market. If this were to occur, we could face significant material adverse consequences, including:

•  a limited availability of market quotations for our securities; reduced liquidity for our securities;

•  a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•  a limited amount of news and analyst coverage; and

•  a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our units and eventually our Class A ordinary shares and warrants will be listed on the NYSE, our units, Class A ordinary shares and warrants will qualify as covered securities under the statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

In evaluating a prospective target business for our initial business combination, our management will rely on the availability of all of the funds from the sale of the forward purchase securities to be used as part of the consideration to the sellers in the initial business combination. If the sale of some or all of the forward purchase securities fails to close, for any reason, we may lack sufficient funds to consummate our initial business combination.

We entered into a forward purchase agreement pursuant to which an affiliate of our sponsor agreed to purchase forward purchase securities for $100,000,000 in the aggregate, in a private placement to close substantially concurrently with our initial business combination. The funds from the sale of forward purchase securities may be used as part of the consideration to the sellers in our initial business combination, expenses in connection with our initial business combination or for working capital in the post-transaction company. The obligations under the forward purchase agreement will not depend on whether any public shareholders elect to redeem their shares and will provide us with a minimum funding level for the initial business combination.

If the sale of some or all of the forward purchase securities does not close for any reason, including by reason of the failure by the affiliate of our sponsor to fund the purchase price for its forward purchase securities, we may lack sufficient funds to consummate our initial business combination. The affiliate’s obligations to purchase its forward purchase securities will be subject to fulfillment of customary closing conditions. In the event of any such failure to fund by the affiliate, any obligation is so terminated or any such closing condition is not satisfied and not waived by the affiliate, we may lack sufficient funds to consummate our initial business combination.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the Initial Public Offering and the sale of the private placement shares are intended to be used to complete an initial business combination with a partner business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 after the Initial Public Offering and the sale of the private placement shares and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, the Initial Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous partner businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the private placement shares, our ability to compete with respect to the acquisition of certain partner businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain partner businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Partner companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

If the net proceeds of this Initial Public Offering and the sale of the private placement shares not being held in the trust account are insufficient to allow us to operate for the 24 months following the Initial Public Offering, or 27 months from the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering, it could limit the amount available to fund our search for a partner business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or founding team to fund our search and to complete our initial business combination.

Of the net proceeds of the Initial Public Offering and the sale of the private placement shares, approximately $1,000,000 was available to us initially outside the trust account to fund our working capital requirements. We believe that, upon the Initial Public Offering, the funds available to us outside of the trust account, together with funds available from loans from our sponsor, members of our founding team or any of their affiliates will be sufficient to allow us to operate for at least the 24 months following the Initial Public Offering, or 27 months from the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering; however, our estimate may not be accurate, and our sponsor, members of our founding team or any of their affiliates are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a partner business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep partner businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such partner businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a partner business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a partner business.

In the event that our expenses in pursuing an initial business combination exceed funds not held in the trust account, unless funded by the proceeds of loans available from our sponsor, members of our founding team or any of their affiliates, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount.

The amount held in the trust account will not be impacted as a result of such increase or decrease. If we are required to seek additional capital, we would need to borrow funds from our sponsor, members of our founding team or any of their affiliates or other third parties to operate or may be forced to liquidate.

Neither our sponsor, members of our founding team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into private placement shares at a price of $10.00 per private placement share at the option of the lender. The private placement shares will be identical to the public shares sold in the Initial Public Offering, subject to certain limited exceptions, as described in this Annual Report on Form 10-K . Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, members of our founding team or any of their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we do not complete our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.00 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See “If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the share price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct due diligence on a partner business with which we combine, this diligence may not surface all material issues with a particular partner business. In addition, factors outside of the partner business and outside of our control may later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a partner business or by virtue of our obtaining post-combination debt financing. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities.

Such holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the trust account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their prorate share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers (excluding our independent registered public accounting firm), prospective partner businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our founders will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if our founding team believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by our founding team to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where our founding team is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination within 24 months from the closing of the Initial Public Offering, or 27 months from the closing of the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement the form of which is filed as an exhibit to the registration statement of which this Annual Report on Form 10-K forms a part, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (excluding our independent registered public accounting firm) for services rendered or products sold to us, or a prospective partner business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third party or prospective partner business who executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims.

However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Our sponsor may not be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective partner businesses.

Since prior to the completion of our initial business combination only holders of our founder shares will have the right to vote on the appointment of directors, upon the listing of our shares on the NYSE, the NYSE may consider us to be a “controlled company” within the meaning of NYSE rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

Prior to our initial business combination only holders of our founder shares will have the right to vote on the appointment of directors. As a result, the NYSE may consider us to be a “controlled company” within the meaning of NYSE corporate governance standards. Under NYSE corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

•	we have a board that includes a majority of ‘independent directors,’ as defined under the rules of the NYSE;

•	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter;

•	addressing the committee’s purpose and responsibilities; and

•	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of the NYSE, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of the NYSE corporate governance requirements.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per public share.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/ creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-business combination business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Initial Public Offering was not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering, or 27 months from the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not consummated an initial business within 24 months from the Initial Public Offering, or 27 months from the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering, subject to applicable law and as further described herein. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

If we do not consummate an initial business combination within 24 months from the Initial Public Offering, or 27 months from the closing of the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering, our public shareholders may be forced to wait beyond such 24 months, or 27 months from the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering, before redemption from our trust account.

If we do not consummate an initial business combination within 24 months from the closing of the Initial Public Offering, or 27 months from the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond 24 months from the Initial Public Offering, or 27 months from the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering, before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. Claims may be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business might be found guilty of an offense and may be liable for a fine of $18,292.68 and imprisonment for five years in the Cayman Islands.

We may not hold an annual general meeting until after the consummation of our initial business combination.

In accordance with NYSE corporate governance requirements and our amended and restated memorandum and articles of association, we are not required to hold an annual general meeting until no later than one year after our first fiscal year end following our listing on the NYSE. As an exempted company, there is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with our founding team. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term.

Holders of Class A ordinary shares will not be entitled to vote on any appointment of directors we hold prior to the completion of our initial business combination.

Prior to the completion of our initial business combination, only holders of our founder shares have the right to vote on the appointment of directors. Holders of our public shares will not be entitled to vote on the appointment of directors during such time. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, you may not have any say in the management of our company prior to the consummation of an initial business combination.

Since following our initial business combination, the holders of the founder shares shall have the right to appoint one-fifth of the members of our board of directors, rounded up to the nearest whole director, it may be difficult for us to enter into a business combination with a partner.

Following the completion of our initial business combination, for so long as the holders of the founder shares hold in the aggregate a number of Class A ordinary shares (on an as-converted to Class A ordinary share basis) equal to at least 50% of the sum of the founder shares plus the number of Class A ordinary shares issued upon conversion of any Class L ordinary shares, the holders of the founder shares shall have the right to appoint one-fifth of the members of our board of directors, rounded up to the nearest whole director. Prospective partners will be aware of the ability of the holders of the founder shares to appoint directors flowing our initial business combination and, thus, may be reluctant to enter into a business combination transaction with us.

We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants and causing such warrants to expire worthless.

We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed to use our commercially reasonable efforts to file a registration statement under the Securities Act covering such shares and to maintain the effectiveness of such registration statement and a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement. We may not able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis, in which case, the number of Class A ordinary shares that you will receive upon cashless exercise will be based on a formula subject to a maximum amount of shares equal to 0.361 Class A ordinary shares per warrant (subject to adjustment). However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, unless an exemption is available. Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our reasonable best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. There may be a circumstance where an exemption from registration exists for holders of the forward purchase warrants that form a part our forward purchase securities to exercise their warrants while a corresponding exemption does not exist for holders of the warrants included as part of units sold in the Initial Public Offering. In such an instance, a holder of the forward purchase warrants and its transferees (which may include our founding team) would be able to exercise their warrants and sell the ordinary shares underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying ordinary shares. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Our ability to require holders of our warrants to exercise such warrants on a cashless basis after we call the warrants for redemption or if there is no effective registration statement covering the Class A ordinary shares issuable upon exercise of these warrants will cause holders to receive fewer Class A ordinary shares upon their exercise of the warrants than they would have received had they been able to pay the exercise price of their warrants in cash.

If we call the warrants for redemption for cash, we will have the option, in our sole discretion, to require all holders that wish to exercise warrants to do so on a cashless basis. If we choose to require holders to exercise their warrants on a cashless basis or if holders elect to do so when there is no effective registration statement, the number of Class A ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his or her warrant for cash. For example, if the holder is exercising 875 public warrants at $11.50 per share through a cashless exercise when the Class A ordinary shares have a fair market value of $17.50 per share, then upon the cashless exercise, the holder will receive 300 Class A ordinary shares. The holder would have received 875 Class A ordinary shares if the exercise price was paid in cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of Class A ordinary shares upon a cashless exercise of the warrants they hold.

The warrants may become exercisable and redeemable for a security other than the Class A ordinary shares, and you will not have any information regarding such other security at this time.

In certain situations, including if we are not the surviving entity in our initial business combination, the warrants may become exercisable for a security other than the Class A ordinary shares. As a result, if the surviving company redeems your warrants for securities pursuant to the warrant agreement, you may receive a security in a company of which you do not have information at this time. Pursuant to the warrant agreement, the surviving company will be required to use commercially reasonable efforts to register the issuance of the security underlying the warrants within twenty business days of the closing of an initial business combination.

The grant of registration rights to our initial shareholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to an agreement to be entered into concurrently with the Initial Public Offering, our initial shareholders, and their permitted transferees can demand that we register the private placement shares, including any private placement shares that may be issued upon conversion of working capital loans, the Class A ordinary shares into which founder shares and Class L ordinary shares are convertible, and the Class A ordinary shares that are part of the forward purchase securities, and the Class A ordinary shares issuable upon exercise or conversion of the forward purchase warrants. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the partner business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our securities that is expected when the securities owned by our initial shareholders or their permitted transferees are registered for resale.

Because we are neither limited to evaluating a partner business in a particular industry sector nor have we selected any specific partner businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular partner business’s operations.

We may pursue business combination opportunities in any sector, except that we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific partner business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular partner business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular partner business, we may not properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a partner business. An investment in our units may not ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination partner. Accordingly, any holders who choose to retain their securities following our initial business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may seek acquisition opportunities in industries or sectors which may or may not be outside of our founders’ area of expertise.

We will consider a business combination outside of our founders’ area of expertise if a business combination partner is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our founding team will endeavor to evaluate the risks inherent in any particular business combination partner, we may not adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in the Initial Public Offering than a direct investment, if an opportunity were available, in a business combination partner. In the event we elect to pursue an acquisition outside of the areas of our founders’ expertise, our founders’ expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report on Form 10-K regarding the areas of our founders’ expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our founding team may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any holders who choose to retain their securities following our initial business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Although we have identified general criteria that we believe are important in evaluating prospective partner businesses, we may enter into our initial business combination with a partner that does not meet such criteria, and as a result, the partner business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria.

Although we have identified general criteria for evaluating prospective partner businesses, it is possible that a partner business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a partner that does not meet some or all of these criteria, such combination may not be as successful as a combination with a business that does meet all of our general criteria. In addition, if we announce a prospective business combination with a partner that does not meet our general criteria, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a partner business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange rule, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the partner business does not meet our general criteria. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent accounting firm or independent investment banking firm which is a member of FINRA that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.

We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorized the issuance of up to 600,000,000 Class A ordinary shares, par value $0.0001 per share, 10,000,000 Class B ordinary shares, par value $0.0001 per share, 15,000,000 Class L ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. As of the date of this Annual Report on Form 10-K, 533,445,000, 5,527,778 and 2,222,222 authorized but unissued Class A ordinary shares, Class B ordinary shares and Class L ordinary shares, respectively, available for issuance, which amount includes shares reserved for issuance upon exercise of outstanding warrants, shares issuable upon conversion of the Class B ordinary shares and shares issuable upon conversion of the Class L ordinary shares, if any. The Class B ordinary shares are convertible at the option of the holder thereof into Class A ordinary shares at any time after our initial business combination as described herein and in our amended and restated memorandum and articles of association. The Class L ordinary shares are non-voting and will convert into Class A ordinary shares after our initial business combination only to the extent certain triggering events occur prior to the 10th anniversary of our initial business combination, including specified strategic transactions and other triggering events based on our stock trading at $20.00 per share and additional stock trading thresholds up to $50.00 per share, in each case, as described in this Annual Report on Form 10-K . If following our initial business combination all of the Class L ordinary shares vest, the number of Class A ordinary shares into which the Class L ordinary shares shall have converted plus the number of Class A ordinary shares into which the Class B ordinary shares shall have converted will represent, in the aggregate, 30% of the ordinary shares issued and outstanding at the Initial Public Offering. Notwithstanding the foregoing, all Class L ordinary shares that are issued and outstanding on the 10th anniversary of our initial business combination will be automatically forfeited. There were no preference shares issued and outstanding as of the Initial Public Offering.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares to redeem the warrants as described in Exhibit 4.5 to this Annual Report on Form 10-K “Description of Registrant’s Securities—Warrants—Public Shareholders’ Warrants—Redemption of warrants for cash when the price per Class A ordinary share equals or exceeds $10.00”. However, our amended and restated memorandum and articles of association provides, among other things, that prior to the completion of our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares, including any forward purchase securities:

•	may significantly dilute the equity interest of investors;

•	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

•	could cause a change in control if a substantial number of our Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

•	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and

•	may not result in adjustment to the exercise price of our warrants.

If all of our Class L ordinary shares vest, our initial shareholders, including our sponsor will own, in the aggregate, 30% of the ordinary shares issued and outstanding upon the Initial Public Offering.

Most blank check companies issue founder shares representing 20% of the ordinary shares issued and outstanding upon the consummation of such blank check company’s initial public offering. We have issued 4,472,222 Class B ordinary shares which will convert at the option of the holder thereof into Class A ordinary shares at any time after our initial business combination as described herein. The Class B ordinary shares represent 10% of the ordinary shares issued and outstanding upon the consummation of the Initial Public Offering, excluding Class L ordinary shares which are subject to stock performance and other vesting conditions as described herein. We have also issued 12,777,778 Class L ordinary shares, which will convert into Class A ordinary shares after our initial business combination only to the extent certain triggering events occur prior to the 10th anniversary of our initial business combination, including specified strategic transactions and other triggering events based on our stock trading at $20.00 per share and additional stock trading thresholds up to $50.00 per share, in each case, as described in this Annual Report on Form 10-K . If following our initial business combination all of the Class L ordinary shares vest, the number of Class A ordinary shares into which the Class L ordinary shares shall have converted plus the number of Class A ordinary shares into which the Class B ordinary shares shall have converted will represent, in the aggregate, 30% of the ordinary shares issued and outstanding upon the consummation of the Initial Public Offering. Notwithstanding the foregoing, all Class L ordinary shares that are issued and outstanding on the 10th anniversary of our initial business combination will be automatically forfeited. If all of our Class L ordinary shares vest, the issuance of Class A ordinary shares upon conversion of all of our Class L ordinary shares would dilute the interest of our shareholders relative to shareholders of other blank check companies.

Our initial shareholders may receive additional Class A ordinary shares if we issue shares to consummate an initial business combination.

The founder shares will convert at the option of the holder into Class A ordinary shares at any time following the consummation of our initial business combination at a ratio of one to one (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like).

If between the one year anniversary of our initial business combination and the ten year anniversary of our initial business combination the closing price of our Class A ordinary shares equals or exceeds one or more of the share targets described below, one-fourth of the Class L ordinary shares for each such target achievement will automatically convert into Class A ordinary shares on a 1-for-1 basis (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like):

•	$20.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period (the “First Price Vesting”);

•	$30.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period (the “Second Price Vesting”);

•	$40.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period (the “Third Price Vesting”); and

•	$50.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period (the “Fourth Price Vesting”).

For example, if fifteen months following the consummation of our initial business combination the closing price of our Class A ordinary shares equals or exceeds $30.00 but does not exceed $40.00 for 20 trading days within a 30-trading day period, both the First Price Vesting and Second Price Vesting target achievements will be met, resulting in a total of 6,388,888 Class L Shares converting into 6,388,888 Class A ordinary shares, representing 3,194,444 associated with the First Price Vesting and 3,194,444 associated with the Second Price Vesting (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like).

In the event of any liquidation, merger, share exchange, reorganization or other similar transaction (“Strategic Transaction”) consummated after our initial business combination and before the one year anniversary of our initial business combination that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property at an effective price of at least $15.00 per Class A ordinary share (a “Qualifying Strategic Transaction”), all of the Class L ordinary shares will convert into Class A ordinary shares at a ratio such that the sum of the number of Class A ordinary shares issuable upon conversion of the founder shares plus the number of Class A ordinary shares issuable upon conversion of all of the Class L ordinary shares will equal, in the aggregate, on an as-converted basis, 20% (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) of the sum of the total number of Class A ordinary shares issued and outstanding upon the consummation of the Initial Public Offering, including the Class A ordinary shares issuable upon conversion of the founder shares and the Class A ordinary shares issuable upon conversion of the Class L ordinary shares, plus the sum of the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities (as defined herein) or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination (net of any redemptions of Class A ordinary shares by public shareholders), excluding any forward purchase securities and private placement shares, including any private placement issued to our sponsor, members of our founding team or any of their affiliates upon conversion of working capital loans, and any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial business combination and any private placement shares. For example, if nine months following the consummation of our initial business combination we consummate a Qualifying Strategic Transaction, all of the issued and outstanding Class L ordinary shares will automatically convert into 5,589,324 Class A ordinary shares, such that sum of Class B shares owned by our sponsor and the Class A shares issued as a result of the conversion of Class L ordinary shares at the time Qualifying Strategic Transaction will equal 20% of the sum of total Class A shares issued in the Initial Public Offering, the Class B shares owned by our sponsor at the time of the Initial Public Offering, and the Class A shares issued as a result of the conversion of Class L ordinary shares at the time of the Qualifying Strategic Transaction (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like).

In the event of any Strategic Transaction consummated following the one year anniversary of our initial business combination that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property with an effective price of at least $10.00 per Class A ordinary share, all of the then-outstanding Class L ordinary shares will convert into Class A ordinary shares as follows:

•	if (and only if) the First Price Vesting shall not have occurred prior to or in connection with such Strategic Transaction and the effective price of the Strategic Transaction is greater than $10.00 per share and less than or equal to $20.00 per share, all of the then outstanding Class L ordinary shares will convert into a number of Class A ordinary shares equal to 3,194,444 multiplied by a fraction, the numerator of which is equal to the effective price of the Strategic Transaction minus $10.00 and the denominator of which is $10.00 (each as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like);

•	if (and only if) the Second Price Vesting shall not have occurred prior to or in connection with such Strategic Transaction and the effective price of the Strategic Transaction is greater than $20.00 per share and less than or equal to $30.00 per share, all of the then outstanding Class L ordinary shares (after giving effect to any First Price Vesting that shall have occurred prior to or in connection with such Strategic Transaction) will convert into a number of Class A ordinary shares equal to 3,194,444 multiplied by a fraction, the numerator of which is equal to the effective price of the Strategic Transaction minus $20.00 and the denominator of which is $10.00 (each as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like);

•	if (and only if) the Third Price Vesting shall not have occurred prior to or in connection with such Strategic Transaction and the effective price of the Strategic Transaction is greater than $30.00 per share and less than or equal to $40.00 per share, all of the then outstanding Class L ordinary shares (after giving effect to any First Price Vesting or Second Price Vesting that shall have occurred prior to or in connection with such Strategic Transaction) will convert into a number of Class A ordinary shares equal to 3,194,445 multiplied by a fraction, the numerator of which is equal to the effective price of the Strategic Transaction minus $30.00 and the denominator of which is $10.00 (each as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like);

•	if (and only if) the Fourth Price Vesting shall not have occurred prior to or in connection with such Strategic Transaction and the effective price of the Strategic Transaction is greater than $40.00 per share and less than or equal to $50.00 per share, each of the then outstanding Class L ordinary shares (after giving effect to any First Price Vesting , Second Price Vesting or Third Price Vesting that shall have occurred prior to or in connection with such Strategic Transaction) will convert into a number of Class A ordinary shares equal to 3,194,445 multiplied by a fraction, the numerator of which is equal to the effective price of the Strategic Transaction minus $40.00 and the denominator of which is $10.00 (each as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like); and

•	if (and only if) the Fourth Price Vesting shall not have occurred prior to or in connection with such Strategic Transaction and the effective price of the Strategic Transaction is greater than $50.00, each of the then outstanding Class L ordinary shares (after giving effect to any First Price Vesting, Second Price Vesting and Third Price Vesting that shall have occurred prior to or in connection with such Strategic Transaction) will convert into one Class A ordinary share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like).

For example, if seventy-two months following the consummation of our initial business combination we consummate a Strategic Transaction and the effective price of such Strategic Transaction is $43.00 per Class A ordinary share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) and prior to the consummation of such Strategic Transaction the First Price Vesting target shall have been met, but none of the Second Price Vesting, Third Price Vesting or Fourth Price Vesting targets shall have been met, all of the then-remaining outstanding Class L ordinary shares will automatically convert into 7,347,222 shares, representing 3,194,444 shares associated with the Second Price Vesting, 3,194,445 shares associated with the Third Price Vesting, and 958,333 associated with the Fourth Price Vesting. Together with the 3,194,444 Class L shares already vested and converted to Class A ordinary shares associated with the First Price Vesting, a total of 10,541,666 Class L shares will vest and convert into Class A ordinary shares. All Class L ordinary shares that are issued and outstanding on the 10th anniversary of our initial business combination will be automatically forfeited.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific partner business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific partner business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined by the Internal Revenue Service (“IRS”)) of our Class A ordinary shares or warrants, a U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the IRS may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their tax advisors regarding the possible application of the PFIC rules.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.

We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Act, reincorporate in the jurisdiction in which the partner company or business is located or in another jurisdiction. The transaction may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes. Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws. In particular, there is uncertainty as to whether the courts of the Cayman Islands or any other applicable jurisdictions would recognize and enforce judgments of U.S. courts obtained against us or our directors or officers predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States or entertain original actions brought in the Cayman Islands or any other applicable jurisdiction’s courts against us or our directors or officers predicated upon the securities laws of the United States or any state in the United States.

We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the partner business, however, cannot presently be ascertained. Although some of our key personnel may remain with the partner business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the partner business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a partner business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a partner business. In addition, pursuant to an agreement entered into simultaneously with the Initial Public Offering, following the completion of our initial business combination, for so long as the holders of the founder shares hold in the aggregate a number of Class A ordinary shares (on an as-converted to Class A ordinary shares basis) equal to at least 50% of the sum of the founder shares plus the number of Class A ordinary shares issued upon conversion of any Class L ordinary shares, the holders of the founder shares shall have the right to appoint one-fifth of the members of our board of directors, rounded up to the nearest whole director, which is described in Exhibit 4.5 to this Annual Report on Form 10-K “Description of Registrant’s Securities.”

We may have a limited ability to assess the management of a prospective partner business and, as a result, may affect our initial business combination with a partner business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective partner business, our ability to assess the partner business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the partner business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the partner business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any holders who choose to retain their securities following our initial business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination partner’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he or she may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our executive officers’ and directors’ other business affairs, please see “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest.”

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

From the completion of our Initial Public Offering and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential partner business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law.

In addition, our founders, our directors and officers and Ribbit Capital or its affiliates, expect in the future to become affiliated with other public blank check companies that may have acquisition objectives that are similar to ours. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential partner business may be presented to such other blank check companies, prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provides that we renounce our interest in any business combination opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis.

For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a partner business that is affiliated with our sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a partner business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable partner business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. See Exhibit 4.5 to this Annual Report on Form 10-K “Description of Registrant's Securities—Certain Differences in Corporate Law” for further information on the ability to bring such claims. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage in a business combination with one or more partner businesses that have relationships with entities that may be affiliated with our sponsor, executive officers, directors or initial shareholders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers, directors or initial shareholders. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Conflicts of Interest.” Our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities.

Although we will not be specifically focusing on, or pursuing, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent valuation or accounting firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers, directors or initial shareholders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire separate from the Initial Public Offering), a conflict of interest may arise in determining whether a particular business combination partner is appropriate for our initial business combination.

On July 20, 2020 our sponsor paid $25,000 to cover certain offering costs in consideration for 25,000 ordinary shares. On September 2, 2020, the Company filed an amended and restated memorandum and articles of association. Pursuant to the amendment, the then-outstanding 25,000 ordinary shares were subdivided into 4,472,222 Class B ordinary shares and 12,777,778 Class L ordinary shares. On September 8, 2020, our sponsor transferred 32,500 Class B ordinary shares to each of our independent directors. Prior to the sponsor’s initial $25,000 investment in the company, the company had no assets, tangible or intangible. The per share price of the 25,000 ordinary shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares and Class L ordinary shares will be worthless if we do not complete an initial business combination. The Class L ordinary shares will convert into Class A ordinary shares after our initial business combination only to the extent certain triggering events occur prior to the 10th anniversary of our initial business combination, including specified strategic transactions and other triggering events based on our stock trading at $20.00 per share and additional stock trading thresholds up to $50.00 per share, in each case, as described in this Annual Report on Form 10-K. If following our initial business combination all of the Class L ordinary shares vest, the number of Class A ordinary shares into which the Class L ordinary shares shall have converted plus the number of Class A ordinary shares into which the Class B ordinary shares shall have converted will represent, in the aggregate, 30% of the ordinary shares issued and outstanding upon the Initial Public Offering. Notwithstanding the foregoing, all Class L ordinary shares that are issued and outstanding on the 10th anniversary of our initial business combination will be automatically forfeited. Our sponsor has purchased 1,005,000 Class A ordinary shares, at a price of $10.00 per share in a private placement for an aggregate purchase price of $10,050,000 simultaneously with the Initial Public Offering. These Class A ordinary shares, which we refer to as the private placement shares, are identical to the Class A ordinary shares sold in the Initial Public Offering, except that if held by the sponsor or its permitted transferees, they are subject to a letter agreement in which they agree to certain restrictions on the transfer of the private placement shares until the earlier of (1) one year after the completion of the initial business combination and (2) the date following the initial business combination on which the company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in the public shareholders having the right to exchange their ordinary shares. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a partner business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24-month anniversary of the closing of the Initial Public Offering, or 27-month anniversary of the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months of the Initial Public Offering, nears, which is the deadline for our consummation of an initial business combination.

We may issue notes or other debt, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Annual Report on Form 10-K to issue any notes or other debt, or to otherwise incur debt following the Initial Public Offering, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account.

Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

We may only be able to complete one business combination with the proceeds of the Initial Public Offering, the sale of the private placement shares and the forward purchase securities, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from the Initial Public Offering and the sale of the private placement shares provide us with up to $388,412,500 that we may use to complete our initial business combination (after taking into account the $14,087,500, of deferred underwriting commissions being held in the trust account).We may effectuate our initial business combination with a single partner business or multiple partner businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one partner business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several partner businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective partners, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which limited information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Limited public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our founding team may not be able to maintain control of a partner business after our initial business combination. Upon the loss of control of a partner business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-business combination company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a partner business, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the partner or otherwise acquires a controlling interest in the partner business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-business combination company owns 50% or more of the voting securities of the partner, our shareholders prior to the completion of our initial business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the partner and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock, shares or other equity interests of a partner. In this case, we would acquire a 100% interest in the partner. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our founding team will not be able to maintain control of the partner business.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our founding team will endeavor to evaluate the risks inherent in a particular partner business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a partner business. Such combination may not be as successful as a combination with a smaller, less complex organization.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association will not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceeds the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We may seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate a business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants. In addition, our amended and restated memorandum and articles of association will require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the Initial Public Offering, or 27 months from the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities.

The provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended by way of a special resolution which requires the approval of the holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the Initial Public Offering and the sale of the private placement shares into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning by holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial business combination may only be amended by a special resolution passed by holders representing at least two-thirds of our issued and outstanding Class B ordinary shares. Our initial shareholders, and their permitted transferees, if any, who will collectively beneficially own, on an as-converted basis, 10% of our Class A ordinary shares upon the closing of the Initial Public Offering, including the Class A ordinary shares issuable upon conversion of the founder shares (excluding the private placement shares and the Class A ordinary share issuable upon conversion of class L ordinary shares), will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering, or 27 months from the closing of the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, in each case unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, this agreement and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers and directors for any breach of this agreement. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

Certain agreements related to our Initial Public Offering may be amended without shareholder approval.

Certain agreements, including the letter agreement among us and our founders, officers and directors, the registration rights agreement among us and our initial shareholders, and the forward purchase agreement, may be amended without shareholder approval. These agreements contain various provisions that our public shareholders might deem to be material. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial business combination. Any such amendments would not require approval from our shareholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a partner business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Although we believe that the net proceeds of the Initial Public Offering, the sale of the private placement shares and the forward purchase securities will be sufficient to allow us to complete our initial business combination, because we have not yet selected any prospective partner business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the Initial Public Offering, the sale of the private placement shares and the forward purchase securities prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a partner business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. Such financing may not be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative partner business candidate. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the partner business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the partner business. Other than in connection with the forward purchase agreement, none of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Our initial shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

As of the Initial Public Offering, our initial shareholders will own, on an as-converted basis, 10% of our issued and outstanding ordinary shares, including the Class A ordinary shares issuable upon conversion of the founder shares, but such founders shares will represent 20% of the voting power of our issued and outstanding ordinary shares immediately following the completion of the Initial Public Offering, excluding the private placement shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our initial shareholders purchased any units in the Initial Public Offering or if our initial shareholders purchase any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report on Form 10-K . Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were elected by our sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the election of directors and to remove directors prior to our initial business combination. Accordingly, our sponsor will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor. The forward purchase securities will not be issued until the completion of our initial business combination and, accordingly, will not be included in any stockholder vote until such time.

Our sponsor contributed $25,000 in exchange for 25,000 ordinary shares and, accordingly, you will experience immediate and substantial dilution from the purchase of our Class A ordinary shares. On September 2, 2020, the Company filed an amended and restated memorandum and articles of association. Pursuant to the amendment, the then-outstanding 25,000 ordinary shares were subdivided into 4,472,222 Class B ordinary shares and 12,777,778 Class L ordinary shares. The founder price per share of $0.0014 was calculated giving effect to such subdivision.

The difference between the public offering price per share (allocating all of the unit purchase price to the Class A ordinary share and none to the warrant included in the unit) and the pro forma net tangible book value per Class A ordinary share after the Initial Public Offering constitutes dilution to you and the other investors. Our sponsor acquired the founder shares at a nominal price, significantly contributing to this dilution. As of the Initial Public Offering, and assuming no value is ascribed to the warrants included in the units, you and the other public shareholders incurred an immediate and substantial dilution of approximately 97.5% (or $9.75 per share), the difference between the pro forma net tangible book value per share of $0.25 and the initial offering price of $10.00 per unit. This dilution would become exacerbated to the extent that public shareholders seek redemptions from the trust for their public shares.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of our Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants have been issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in this Annual Report on Form 10-K , but requires the approval by the holders of at least 50% of the then-outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant. We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike most blank check companies, if (x) we issue additional Class A ordinary shares or equity linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to our initial shareholders or their affiliates, without taking into account any founder shares, Class L ordinary shares or forward purchase securities held by our initial shareholders or such affiliates, as applicable, prior to such issuance including any transfer or reissuance of such shares), (y) the aggregate gross proceeds from such issuances represent more than 50% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination, and (z) the volume weighted average trading price of our Class A ordinary shares during the 10 trading day period starting on the trading day after the day on which we consummate our initial business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the Market Value, and the $18.00 per share redemption trigger price of the warrants will be adjusted (to the nearest cent) to be equal to 180% of the Market Value. This may make it more difficult for us to consummate an initial business combination with a partner business.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our founding team and board of directors.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. In addition, we may redeem your warrants at any time after they become exercisable and prior to their expiration at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants prior to redemption for a number of Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. Please see Exhibit 4.5 to this Annual Report on Form 10-K “Description of Registrant’s Securities—Warrants—Public Shareholders’ Warrants—Redemption of warrants for cash when the price per Class A ordinary share equals or exceeds $10.00.” The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants because the number of ordinary shares received is capped at 0.361 Class A ordinary shares per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

Our warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We issued public warrants to purchase 8,050,000 Class A ordinary shares as part of the units sold in our Initial Public Offering and, simultaneously with the Initial Public Offering, we issued in a private placement 1,005,000 Class A ordinary shares, at a price of $10.00 per share for an aggregate purchase price of $10,050,000. In addition, if the sponsor makes any working capital loans, it may convert up to $1,500,000 of such loans into private placement shares, at the price of $10.00 per private placement share. See Exhibit 4.5 to this Annual Report on Form 10-K “Description of Registrant’s Securities—Warrants—Public Shareholders’ Warrants—Redemption of warrants for cash when the price per Class A ordinary share equals or exceeds $10.00.” To the extent we issue ordinary shares to effectuate a business transaction, including the forward purchase securities, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a partner business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants and private placement securities may make it more difficult to effectuate a business transaction or increase the cost of acquiring the partner business.

Because each unit contains one-fifth of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-fifth of one warrant. Pursuant to the warrant agreement, no fractional warrants were issued upon separation of the units, and only whole units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one ordinary share and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-fifth of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for partner businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

The determination of the offering price of our units and the size of an offering is more arbitrary than the pricing of securities and size of an offering of an operating company in a particular industry. You may have less assurance, therefore, that the offering price of our units properly reflects the value of such units than you would have in a typical offering of an operating company.

Prior to the Initial Public Offering there has been no public market for any of our securities. The public offering price of the units and the terms of the warrants were negotiated between us and the underwriters. In determining the size of the Initial Public Offering, our founding team held customary organizational meetings with the underwriters, both prior to our inception and thereafter, with respect to the state of capital markets, generally, and the amount the underwriters believed they reasonably could raise on our behalf. Factors considered in determining the size of the Initial Public Offering, prices and terms of the units, including the Class A ordinary shares and warrants underlying the units, include:

• the history and prospects of companies whose principal business is the acquisition of other companies;

• prior offerings of those companies;

• our prospects for acquiring an operating business at attractive values;

• a review of debt-to-equity ratios in leveraged transactions;

• our capital structure;

• an assessment of our founding team and their experience in identifying operating companies;

• general conditions of the securities markets at the time of the Initial Public Offering; and

• other factors as were deemed relevant.

Although these factors were considered, the determination of our offering price is more arbitrary than the pricing of securities of an operating company in a particular industry since we have no historical operations or financial results.

Because we must furnish our shareholders with partner business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective partner businesses.

The federal proxy rules require that a proxy statement with respect to a vote on our proposed business combination include historical and/or pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential partner businesses we may acquire because some partners may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within 24 months from the Initial Public Offering, or 27 months from the closing of the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a partner business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs and the rights of shareholders will be governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States. For a more detailed discussion of the principal differences between the provisions of the Companies Act applicable to us and, for example, the laws applicable to companies incorporated in the United States and their shareholders, see Exhibit 4.5 to this Annual Report on Form 10-K “Description of Registrant’s Securities—Certain Differences in Corporate Law.”

Shareholders of Cayman Islands exempted companies like the company have no general rights under Cayman Islands law to inspect corporate records or to obtain copies of the register of members of these companies. Our directors have discretion under our amended and restated memorandum and articles of association to determine whether or not, and under what conditions, our corporate records may be inspected by our shareholders, but are not obliged to make them available to our shareholders. This may make it more difficult for you to obtain the information needed to establish any facts necessary for a shareholder motion or to solicit proxies from other shareholders in connection with a proxy contest.

We have been advised by Campbells, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, our public shareholders may have more difficulty in protecting their interests in the face of actions taken by our founding team, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench our founding team.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors, the ability of the board of directors to designate the terms of and issue new series of preference shares, and the fact that prior to the completion of our initial business combination only holders of our Class B ordinary shares, which have been issued to our sponsor, are entitled to vote on the appointment of directors, which may make more difficult the removal of our founding team and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Risks associated with acquiring and operating a business in foreign countries

If we pursue a partner company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

• costs and difficulties inherent in managing cross-border business operations;

• rules and regulations regarding currency redemption;

• complex corporate withholding taxes on individuals;

• laws governing the manner in which future business combinations may be effected;

• exchange listing and/or delisting requirements;

• tariffs and trade barriers;

• regulations related to customs and import/export matters;

• local or regional economic policies and market conditions;

• unexpected changes in regulatory requirements;

• longer payment cycles;

• tax issues, such as tax law changes and variations in tax laws as compared to United States tax laws;

• currency fluctuations and exchange controls;

• rates of inflation;

• challenges in collecting accounts receivable;

• cultural and language differences;

• employment regulations;

• underdeveloped or unpredictable legal or regulatory systems;

• corruption;

• protection of intellectual property;

• social unrest, crime, strikes, riots and civil disturbances;

• regime changes and political upheaval;

• terrorist attacks, natural disasters and wars; and

• deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

If our founding team following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our founding team may resign from their positions as officers or directors of the company and the management of the partner business at the time of the business combination will remain in place. Management of the partner business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in such country. Accordingly, our results of operations and prospects would be subject, to a significant extent, to the economic, political and social conditions and government policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive partner business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that partner business to become profitable.

Exchange rate fluctuations and currency policies may cause a partner business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. partner, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any partner business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a partner business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from seeking a business combination partner.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We currently maintain our executive offices at 364 University Avenue, Palo Alto, California 94301. We consider our current office space adequate for our current operations. The cost for our use of this space was included in the $10,000 per month fee we paid to our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations. The agreement to pay $10,000 was waived in writing between us and our sponsor in September 2020, and therefore no administrative fees will be paid to our sponsor after that agreement.

Item 3.	Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our units, class A ordinary shares and warrants are traded on the NYSE under the symbols “LEAP.U,” “LEAP” and “LEAP.WS,” respectively. Our units commenced public trading on September 15, 2020. Our Class A ordinary shares and warrants began separate trading on November 2, 2020.

(b) Holders

On December 31, 2020, there were two holders of record of our Class A ordinary shares, three holders of record of our Class B ordinary shares, one holder of our Class L ordinary shares, and one holder of our warrants.

(c) Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time, and we will only pay such dividend out of our profits or share premium (subject to solvency requirements) as permitted under Cayman Islands law. If we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Performance Graph

Not applicable.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

None.

Use of Proceeds

In connection with our Initial Public Offering, we incurred offering expenses of $0.8 million and underwriting fees of $8.1 million (excluding deferred underwriting commissions of approximately $14.1 million). Other incurred offering costs consisted principally of formation and preparation fees related to the Initial Public Offering. Our sponsor and its affiliate had made available to us an aggregate of $300,000 to cover expenses related to our Initial Public Offering pursuant to a promissory note. This loan was non-interest bearing and became payable upon the completion of our Initial Public Offering. In September 2020, we repaid the outstanding balance on the note of $200,000 in full to the sponsor.

After deducting the underwriting discounts and commissions (excluding the deferred portion of approximately $14.1 million in underwriting discounts and commissions, which amount will be payable upon consummation of our initial business combination, if consummated) and our Initial Public Offering expenses, $402.5 million of the net proceeds from our Initial Public Offering and the private placement shares (or $10.00 per unit sold in our Initial Public Offering) was placed in the trust account. As of the date of this Annual Report on Form 10-K, we had $1.4 million in cash held outside the trust account and will be used to fund our operating expenses. The net proceeds of our Initial Public Offering and certain proceeds from the sale of the private placement shares are held in the trust account and are invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data

As a “smaller reporting company,” we are not required to provide the information called for by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “company,” “Ribbit LEAP,” “our,” “us,” or “we” refer to Ribbit LEAP, Ltd. The following discussion and analysis of the company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Annual Report on Form 10-K including, without limitation, statements regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Annual Report on Form 10-K, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Annual Report on Form 10-K should be read as being applicable to all forward-looking statements whenever they appear in this Annual Report. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We are a blank check company incorporated on July 7, 2020 as a Cayman Islands exempted company with limited liability for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

We have not selected any specific business combination target. We intend to effectuate our initial business combination using cash from the proceeds of our Initial Public Offering and the private placement, our shares, debt or a combination of cash, equity, and debt.

The registration statement for our Initial Public Offering was declared effective on September 10, 2020. On September 15, 2020, we consummated the initial public offering of 40,250,000 units, including the 5,250,000 units as a result of the underwriters’ exercise of their over-allotment option at $10.00 per unit, generating gross proceeds of $402.5 million and incurring offering costs of approximately $22.9 million, inclusive of approximately $14.1 million in deferred underwriting commissions. Each unit consists of one Class A ordinary share, $0.0001 par value per share, and one-fifth of one redeemable warrant, each whole public warrant entitling the holder thereof to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement of 1,005,000 Class A ordinary generating gross proceeds of $10.1 million.

Upon the closing of the Initial Public Offering and private placement, $402.5 million of the net proceeds of the Initial Public Offering were placed in a trust account, located in the United States, at JP Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds in the trust account that may be released to us to pay our taxes, if any, the proceeds from the Initial Public Offering will not be released from the trust account until the earliest to occur of: (a) the completion of our initial business combination, (b) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (i) to modify the substance or timing of its obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering, or 27 months from the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering or (ii) with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity and (c) the redemption of all of our public shares if we have not completed our initial business combination within 24 months from the closing of the Initial Public Offering, or 27 months from the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering, subject to applicable law.

If we are unable to complete a business combination within 24 months from the closing of the Initial Public Offering, or 27 months from the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering, or September 15, 2022 or December 15, 2022, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

As indicated in the accompanying financial statements, as of December 31, 2020, we had approximately $1.4 million in cash and cash equivalents. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations and Known Trends or Future Events

While we may pursue a business combination target in any business, industry, sector or geographical location, we are focusing on the biotechnology sector to capitalize on the expertise and capabilities of our management team in order to create long-term shareholder value. In particular, we expect to target businesses in developed countries including, but not limited to, the United States and countries in Europe. We may pursue a transaction in which our shareholders immediately prior to the completion of our initial business combination would collectively own a minority interest in the post-business combination company.

For the period from July 7, 2020 (inception) through December 31, 2020, we had a net loss of $0.2 million, which consists of formation and operating costs of $0.3 million, offset by interest income on marketable securities held in the trust account of $0.1 million.

Liquidity and Capital Resources

Our liquidity needs were satisfied prior to the completion of our Initial Public Offering through receipt of a $25,000 capital contribution from our sponsor in exchange for the issuance of the founder shares to our sponsor and a commitment from our sponsor to loan us up to $300,000 to cover our expenses in connection with our Initial Public Offering.

The net proceeds from (i) the sale of the shares of Class A ordinary shares in our Initial Public Offering, after deducting offering expenses of $0.8 million, underwriting fees of $8.1 million (excluding deferred underwriting commissions of $14.1 million), and (ii) the sale of the private placement shares for a purchase of $10.1 million generated net proceeds of $403.7 million. Of these net proceeds, $402.5 million was placed within the trust account, which includes the deferred underwriting commissions described above. The proceeds held in the trust account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. In November 2020, the underwriter for the Initial Public Offering agreed to reimburse the company for certain documented offering costs. The company received approximately $0.8 million pursuant to, and in satisfaction of this reimbursement agreement in December 2020, which was recorded as a reduction of the issuance cost originally charged to shareholders’ equity.

For the period from July 7, 2020 (inception) through December 31, 2020, cash used in operating activities was $0.6 million. Loss from operations of $0.3 million was offset by interest earned on marketable securities held in the trust account of $0.1 million. Changes in operating assets and liabilities used $0.3 million of cash from operating activities.

As of December 31, 2020, we had cash and marketable securities of $402.6 million held in the trust account. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less taxes paid and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes. During the period ended December 31, 2020, we did not withdraw any of interest earned on the trust account to pay for our franchise taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2020, we had cash and cash equivalents of approximately $1.4 million outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

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

Off-Balance Sheet Financing Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Net Income/(Loss) Per Ordinary Share

We apply the two-class method in calculating earnings per share. Net income per ordinary share, basic and diluted, for the Initial Public Offering Class A redeemable ordinary shares is calculated by dividing the interest income earned on investments held in the trust account, by the weighted average number of the Initial Public Offering Class A redeemable ordinary shares outstanding since issuance. Net loss per ordinary share, basic and diluted, for the Class B non-redeemable ordinary shares and the Class A non-redeemable ordinary private placement shares is calculated by dividing net loss, less income attributable to the Initial Public Offering Class A redeemable ordinary shares, by the weighted average number of shares of the Class B non-redeemable ordinary shares and the Class A non-redeemable ordinary private placement shares outstanding for the period. Non-redeemable ordinary shares include the Class B founder shares and the Class A private placement shares, as these shares do not have any redemption features and do not participate in the income earned on the investments held in the trust account.

We have not considered the effect of the warrants sold in the Initial Public Offering to purchase an aggregate of 8,050,000 shares of the company’s ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Results of Operations

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8.	Financial Statements and Supplementary Data

This information appears following Item 15 of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (who serves as our principal executive officer) and Chief Financial Officer (who serves as our principal financial and accounting officer), to allow timely decisions regarding required disclosure.

As of December 31, 2020, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

As of the date of this Annual Report on Form 10-K, our officers and directors are as follows:

Name	Age	Position
Meyer Malka	46	Chairman and Chief Executive Officer
Cynthia McAdam	46	Chief Operating Officer
Joseph Kauffman	43	Director
Susan Segal	67	Director

Our Founding Team

Meyer Malka serves as our Chairman and Chief Executive Officer. Mr. Malka founded Ribbit Capital in 2012 and serves as its managing partner. He has more than 25 years of experience building and investing in technology and financial services companies across the U.S., Europe, and Latin America. Mr. Malka currently serves on the board of directors of MercadoLibre Inc. (NASDAQ:MELI), as well as the boards of several private companies. Prior to Ribbit Capital, from 2008 to 2011, Mr. Malka co-founded and was co-chief executive officer of Bling Nation Ltd., a mobile payments company, which later evolved into Lemon Inc., a mobile wallet company, which was acquired in 2013. In 2003, he co-founded Banco Lemon, a Brazilian retail bank serving the underbanked population, which went on to become one of the largest private microfinance institutions in Brazil, until 2009 when it was acquired by Banco do Brasil, Latin America’s largest bank. In 1998, Mr. Malka developed the online brokerage Patagon.com, Inc., which became Latin America’s first comprehensive Internet-based financial services portal and dealer until its acquisition in March 2000 by the Banco Santander. In 1991, at the age of 18, Mr. Malka co-founded Heptagon Group, a securities and investment broker dealer servicing the Venezuelan and U.S. markets, where he served as chief operating officer. Mr. Malka graduated with a degree in economics from the Universidad Católica Andrés Bello in Caracas, Venezuela in 1996.

Cynthia McAdam serves as our Chief Operating Officer. Ms. McAdam is a partner with Ribbit Capital, having joined in December 2016. She was previously a partner with Goodwin Procter LLP from September 2015 to December 2016. Prior to that, she was the President and General Counsel of Xapo Holdings Ltd., a bitcoin wallet company, and before that the Chief Operating Officer and General Counsel of Bling Nation Ltd., a mobile payments company, which later evolved into Lemon Inc., a mobile wallet company, which was acquired in 2013. Prior to that she served as the General Counsel of Postini, Inc., a SaaS data security company, which was acquired by Google in 2007. She received a Bachelor of Science degree in finance from the University of California at Berkeley in 1995 and a Juris Doctor degree from the University of Virginia School of Law in 1998.

Joseph Kauffman serves on our board of directors. In January 2015, Mr. Kauffman joined Credit Karma, Inc as chief financial officer. Credit Karma was acquired by Intuit Inc. on December 3, 2020, and prior to that, Ribbit Capital had held a minority interest in Credit-Karma since March 2013. Mr. Kauffman was a board director at TAL Education Group (NYSE: TAL) from October 2014 to October 2016 and was chief financial officer at TAL from 2010 to 2014. From 2006 to 2010, he was head of corporate development for New Oriental Education & Technology Group (NYSE: EDU) and prior to New Oriental held various management leadership roles at The Coca-Cola Company. Mr. Kauffman received a Bachelor’s degree from Williams College in 1999 and a Master’s in Business Administration from Harvard Business School in 2006.

Susan Segal serves on our board of directors. She has been president and chief executive officer of the Americas Society and Council of the Americas since 2003, after having worked in the private sector for more than 30 years. From 2002 to 2003, Ms. Segal served as a founding partner of her own investment advisory firm focused primarily on Latin America and the U.S. Hispanic market. From 1997 to 2002, she was a partner and Latin American Group Head at JPMorgan Partners/Chase Capital Partners, where she pioneered early stage venture capital investing in Latin America. From 1992 to 1996, Ms. Segal was a senior managing director focused on Emerging Markets Investment Banking and Capital Markets at Chase Bank (NYSE:JPM) and its predecessor banks, where she worked beginning in 1979. Ms. Segal currently serves on the board of directors of MercadoLibre Inc. (NASDAQ:MELI), Scotiabank (NYSE:BNS), where she serves on the audit and risk committees, the Tinker Foundation and Vista Oil and Gas. Additionally, she is a director and chairperson of Scotiabank USA, a non-public subsidiary of Scotiabank. She is also a member of the Council of Foreign Relations. Ms. Segal received a Master’s of Business Administration degree from Columbia University in 1976 and a Bachelor of Arts degree from Sarah Lawrence College in 1974.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes, with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. The term of office of the first class of directors, consisting of Joseph Kauffman, will expire at our first general annual meeting. The term of office of the second class of directors, consisting of Susan Segal, will expire at our second annual general meeting. The term of office of the third class of directors, consisting of Meyer Malka, will expire at our third annual general meeting.

Prior to the completion of an initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our founder shares. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason.

Following the completion of our initial business combination, for so long as the holders of the founder shares hold in the aggregate a number of Class A ordinary shares (on an as-converted to Class A ordinary share basis) equal to at least 50% of the sum of the founder shares plus the number of Class A ordinary shares issued upon conversion of any Class L ordinary shares, the holders of the founder shares shall have the right to appoint one-fifth of the members of our board of directors, rounded up to the nearest whole director.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provides that our officers may consist of one or more chairperson of the board, chief executive officer, chief financial officer, chief business officer, president, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

Director Independence

The rules of the NYSE require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship with the company which in the opinion of the company’s board of directors, could interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Joseph Kauffman and Susan Segal are “independent directors” as defined in NYSE listing standards and applicable SEC rules.

Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Executive Officer and Director Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. Since the consummation of our Initial Public Offering and until the earlier of consummation of our initial business combination and our liquidation, we reimbursed our sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month. This agreement was waived in writing between us and our sponsor in September 2020, and therefore no administrative fees will be paid to our sponsor after that agreement. In addition, our sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential partner businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our founding team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our founding team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our founding team’s motivation in identifying or selecting a partner business but we do not believe that the ability of our founding team to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a nominating committee and a compensation committee. Each committee operates under a charter that has been approved by our board and has the composition and responsibilities described below. Subject to phase-in rules and a limited exception, NYSE rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, NYSE rules require that the compensation committee of a listed company be comprised solely of independent directors. Each committee will operate under a charter that has been approved by our board of directors and has the composition and responsibilities described below. The charter of each committee is available on our website.

Audit Committee

We have established an audit committee of the board of directors. Joseph Kauffman and Susan Segal currently serve as members of our audit committee.

Our board of directors has determined that each of Joseph Kauffman and Susan Segal are independent. Joseph Kauffman is currently serving as the chairperson of the audit committee. Each member of the audit committee meets the financial literacy requirements of NYSE and our board of directors has determined that qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

The audit committee operates pursuant to a charter and is responsible for:

•	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

•	monitoring the independence of the independent registered public accounting firm;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

•	appointing or replacing the independent registered public accounting firm;

•	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

•	monitoring compliance on a quarterly basis with the terms of our Initial Public Offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our Initial Public Offering; and

•	reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Nominating Committee

We have established a nominating committee of our board of directors. The members of our nominating committee are Joseph Kauffman and Susan Segal. Susan Segal serves as chairperson of the nominating committee. Our board of directors has determined that each of Joseph Kauffman and Susan Segal are independent.

The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the nominating committee’s charter, provides that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The nominating committee considers a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Compensation Committee

We have established a compensation committee of our board of directors. The members of our compensation committee are Joseph Kauffman and Susan Segal, and Susan Segal serves as chairperson of the compensation committee.

Our board of directors has determined that each of Joseph Kauffman and Susan Segal are independent. We have adopted a compensation committee charter, which will detail the principal functions of the compensation committee, including:

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving the compensation of all of our other Section 16 executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. A copy of the Code of Ethics is available on our website. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

•	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

•	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

•	directors should not improperly fetter the exercise of future discretion;

•	duty to exercise powers fairly as between different sections of shareholders;

•	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

•	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including entities that are affiliates of our sponsor, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

INDIVIDUAL	ENTITY	ENTITY’S BUSINESS	AFFILIATION
Meyer Malka	Ribbit Capital	Investment firm	Managing Partner

Cynthia McAdam	Ribbit Capital	Investment firm	Chief Operating Officer

Potential investors should also be aware of the following other potential conflicts of interest:

•	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any fulltime employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which they may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

•	Our sponsor subscribed for founder shares and purchased private placement shares in a transaction that was consummated simultaneously with the Initial Partial Offering. Our sponsor and our founding team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares purchased during or after the Initial Public Offering in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the Initial Public Offering, or 27 months from the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. Additionally, our sponsor has agreed to waive its rights to liquidating distributions from the trust account with respect to its founder shares if we fail to complete our initial business combination within the required time period. Except as described herein, our sponsor and certain of its affiliates and our founding team have agreed not to transfer, assign or sell any of (i) their founder shares, forward purchase securities or private placement shares until the earliest of (A) one year after the completion of our initial business combination and (B) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property; or (ii) their Class L ordinary shares for any reason, other than to specified permitted transferees or a complete liquidation, merger, share exchange, reorganization or other similar transaction following our initial business combination that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property; provided, that any Class A ordinary shares issued upon conversion of any Class L ordinary shares will not be subject to such restrictions on transfer. Because each of our executive officers and directors will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular partner business is an appropriate business with which to effectuate our initial business combination.

•	An affiliate of our sponsor has entered into a forward purchase agreement with us that will provide for the purchase by an affiliate of our sponsor of the forward purchase securities for an aggregate purchase price of $100,000,000 in a private placement to close substantially concurrently with the closing of our initial business combination.

•	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a partner business as a condition to any agreement with respect to our initial business combination.

We are not prohibited from pursuing an initial business combination or subsequent transaction with a company that is affiliated with Ribbit Capital or its affiliates, including our sponsor, or our founders, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor or any of our founders, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent valuation or accounting firm that such initial business combination or transaction is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, in no event will our sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination. Further, commencing on the date our securities were first listed on the NYSE, we also reimbursed our sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month. This agreement was waived in writing between us and our sponsor in September 2020, and therefore no administrative fees will be paid to our sponsor after that agreement.

In addition, our sponsor or any of its affiliates may make additional investments in the company in connection with the initial business combination, although, other than the private placement shares or the forward purchase agreement, our sponsor and its affiliates have no obligation to do so. If our sponsor or any of its affiliates elects to make additional investments, such proposed investments could influence our sponsor’s motivation to complete an initial business combination.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

If we seek shareholder approval, we will complete our initial business combination only if we receive approval pursuant to an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, our sponsor and each member of our founding team have agreed to vote their founder shares and public shares purchased during or after our Initial Public Offering in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, civil fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provides for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We entered into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association.

We purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11.	Executive Compensation

Executive Officer and Director Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. In addition, our sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential partner businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made by us to our sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination are made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, is paid by the company to our sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our founding team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our founding team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our founding team’s motivation in identifying or selecting a partner business but we do not believe that the ability of our founding team to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 1, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

•	each of our executive officers and directors; and

•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them.

In the table below, percentage ownership is based on 40,250,000 Class A ordinary shares (excluding 1,005,000 private placement shares) and 4,472,222 Class B ordinary shares outstanding as of the date of this Annual Report on Form 10-K. Voting power represents the combined voting power of Class A ordinary shares and Class B ordinary shares owned beneficially by such person. On all matters to be voted upon, the holders of the Class A ordinary shares and the Class B ordinary shares vote together as a single class. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis.

	Class B ordinary shares(2)(3)(4)(5)		Class A ordinary shares
Name of Beneficial Owners	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control
Ribbit LEAP Sponsor, Ltd. (our sponsor)(1)	4,407,222	98%	—	—	20%
D1 Capital Partners L.P.(6)	—	—	3,000,000	7%	7%
Marcho Partners LLP(7)	—	—	2,894,636	7%	6%
Valiant Capital Management(8)	—	—	2,400,000	6%	5%
Meyer Malka(1)	—	—	—	—	—
Cynthia McAdam(1)	—	—	—	—	—
Joseph Kauffman(1)	32,500	1%	—	—	*
Susan Segal(1)	32,500	1%	—	—	*
All officers and directors as a group (2 individuals)	65,000	2%	—	—	*

*	Less than one percent.

(1)	The business address of these entities and individuals is 364 University Avenue, Palo Alto, California 94301.

(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. The Class B ordinary shares will convert at the option of the holder into Class A ordinary shares at any time after our initial business combination as described in Exhibit 4.5 to this Annual Report on Form 10-K “Description of Registrant’s Securities.”

(3)	Does not include 12,777,778 Class A ordinary shares underlying the Class L ordinary shares.

(4)	The shares reported herein are held in the name of our sponsor. Meyer Malka, our Chairman and Chief Executive Officer is a director of our sponsor. As such, he may be deemed to have voting and investment discretion with respect to the Class B ordinary shares held of record by our sponsor and may be deemed to have shared beneficial ownership of the Class B ordinary shares held directly by our sponsor.

(5)	Does not include any shares indirectly owned by this individual as a result of his or her ownership interest in our sponsor.

(6)	Includes shares owned by D1 Capital Partners L.P. and Mr. Daniel Sundheim. The address of the principal business office of each of the reporting persons is 9 West 57th Street, 36th Floor, New York, New York 10019.

(7)	Includes shares owned by Marcho Partners LLP and Mr. Carl Anderson. The address of the principal business office of each of the reporting persons is Berkeley Square House, Berkeley Square, Mayfair, London W1J 6BE, United Kingdom.

(8)	Valiant Capital Management, LP is the general partner and investment adviser to investment funds: Valiant Capital Management, LLC, which is general partner of VCM, and Christopher Hansen who is the sole manager of Valiant Capital Management, LLC. The business address of this entities is One Market Street, Steuart Tower, Suite 2625, San Francisco, CA 94105.

Our initial shareholders beneficially own approximately 10% of the issued and outstanding ordinary shares and have the right to appoint all of our directors prior to the completion of our initial business combination. Holders of our public shares will not have the right to appoint any directors to our board of directors prior to the completion of our initial business combination. Because of this ownership block, our initial shareholders may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions including our initial business combination.

Our sponsor and our founding team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares purchased during or after the Initial Public Offering in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the Initial Public Offering, or 27 months from the closing of the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering or (B) with respect to any other provision relating to the rights of each member of our founding team have agreed to vote their founder shares and public shares purchased during or after the Initial Public Offering in favor of our initial business combination.

Our sponsor is deemed to be our “promoter” as such term is defined under the federal securities laws.

Transfers of Class B Ordinary Shares, Class L Ordinary Shares, Forward Purchase Securities and Private Placement Shares

The founder shares, the Class L ordinary shares, forward purchase securities and private placement shares are each subject to transfer restrictions pursuant to lock-up provisions in the agreement entered into by our sponsor and certain of its affiliates and our founding team. Our sponsor and certain of its affiliates and our founding team have agreed not to transfer, assign or sell (i) any of their founder shares, forward purchase securities or private placement shares until the earliest of (A) one year after the completion of our initial business combination and (B) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property, and (ii) any of their Class L ordinary shares for any reason, other than to specified permitted transferees or a complete liquidation, merger, share exchange, reorganization or other similar transaction following our initial business combination that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property; provided, that any Class A ordinary shares issued upon conversion of Class L ordinary shares will not be subject to such restrictions on transfer. The foregoing restrictions are not applicable to transfers (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any members or partners of our sponsor or their affiliates, any affiliates of our sponsor, or any employees of such affiliates; (b) in the case of an individual, by gift to a member of one of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with the consummation of a business combination at prices no greater than the price at which the founder shares, Class L ordinary shares or private placement shares, as applicable, were originally purchased; (f) by virtue of our sponsor’s organizational documents upon liquidation or dissolution of our sponsor; (g) to the company for no value for cancellation in connection with the consummation of our initial business combination; (h) in the event of our liquidation prior to the completion of our initial business combination; or (i) in the event of our completion of a liquidation, merger, share exchange or other similar transaction which results in all of our public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property subsequent to our completion of our initial business combination; provided, however, that in the case of clauses (a) through (f) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreement.

Changes in Control

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

On July 20, 2020, our sponsor paid $25,000, to cover for certain offering costs in consideration for 25,000 ordinary shares. On September 2, 2020, we filed an amended and restated memorandum and articles of association. Pursuant to the amendment, the then-outstanding 25,000 ordinary shares were subdivided into 4,472,222 Class B ordinary shares and 12,777,778 Class L ordinary shares. Upon this subdivision the founder price per share was approximately $0.0014 per share. On September 8, 2020, our sponsor transferred 32,500 founder shares to each of our independent directors. The number of founder shares issued outstanding after giving effect to such subdivision was determined based on the expectation that such founder shares would represent 10% of the issued and outstanding Class A ordinary shares upon completion of the Initial Public Offering, including the Class A ordinary shares issuable upon conversion of the founder shares (excluding the private placement shares and the Class A ordinary share issuable upon conversion of Class L ordinary shares). The founder shares (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

The Class L ordinary shares are non-voting and will convert into Class A ordinary shares after our initial business combination only to the extent certain triggering events occur prior to the 10th anniversary of our initial business combination, including specified strategic transactions and other triggering events based on our stock trading at $20.00 per share and additional stock trading thresholds up to $50.00 per share, in each case, as described in this Annual Report on Form 10-K . If following our initial business combination all of the Class L ordinary shares vest, the number of Class A ordinary shares into which the Class L ordinary shares shall have converted plus the number of Class A ordinary shares into which the Class B ordinary shares shall have converted will represent, in the aggregate, 30% of the ordinary shares issued and outstanding upon the Initial Public Offering. Notwithstanding the foregoing, all Class L ordinary shares that are issued and outstanding on the 10th anniversary of our initial business combination will be automatically forfeited. The Class L ordinary shares may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder; provided, that any Class A ordinary shares issued upon conversion of any Class L ordinary will not be subject to such restrictions on transfer.

Our sponsor has purchased 1,005,000 ordinary shares for a purchase price of $10.1 million in a private placement that occurred simultaneously with the closing of our Initial Public Offering. These Class A ordinary shares, which we refer to as the private placement shares, are identical to the Class A ordinary shares sold in the Initial Public Offering, subject to certain limited exceptions as described in this Annual Report on Form 10-K . As such, our sponsor’s interest in the Initial Public Offering is valued at $10.1 million.

We have entered into a forward purchase agreement with an affiliate of our sponsor, pursuant to which an affiliate of our sponsor will subscribe for an aggregate of 10,000,000 forward purchase shares and 2,000,000 forward purchase warrants, for an aggregate purchase price of $100,000,000, or $10.00 per forward purchase share and one-fifth of one redeemable warrant, in a private placement that closed substantially concurrently with the closing of our initial business combination. If the sale of the forward purchase securities fails to close, for any reason, we may lack sufficient funds to consummate our initial business combination. The forward purchase shares and the forward purchase warrants that comprise the forward purchase securities will be identical to the public shares and public warrants, respectively, sold in the Initial Public Offering except that the affiliate of our sponsor have certain registration rights, as described below. The forward purchase shares and the forward purchase warrants will be subject to the same transfer restrictions as the founder shares. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters—Transfers of Class B Ordinary Shares, Class L Ordinary Shares, Forward Purchase Securities and Private Placement Shares.”

As more fully discussed in the section of this Annual Report on Form 10-K entitled “Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

We currently maintain our executive offices at 364 University Avenue, Palo Alto, California 94301. The cost for our use of this space is included in the $10,000 per month fee we paid to our sponsor for office space, administrative and support services, commencing on the date that our securities were first listed on the NYSE. This agreement was waived in writing between us and our sponsor in September 2020, and therefore no administrative fees will be paid to our sponsor after this agreement.

No compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential partner businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Our sponsor and its affiliate had made available to us an aggregate of up to $300,000 to cover expenses related to our Initial Public Offering pursuant to a promissory note. This loan was non-interest bearing and became payable upon the completion of our Initial Public Offering. In September, 2020, we repaid the outstanding balance on the note of $200,000 in full to the sponsor.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into private placement shares at a price of $10.00 per private placement share. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, members of our founding team or any of their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our founding team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post- combination business to determine executive and director compensation.

We have entered into a registration and shareholder rights agreement pursuant to which our initial shareholders, and their permitted transferees, if any, and our sponsor will be entitled to certain registration rights with respect to the private placement shares, including any private placement shares that may be issued upon conversion of working capital loans, the Class A ordinary shares into which founder shares and Class L ordinary shares are convertible, and the Class A ordinary shares that are part of the forward purchase securities, and the Class A ordinary shares issuable upon exercise or conversion of the forward purchase warrants. Further, pursuant to an agreement entered simultaneously with the Initial Public Offering, for so long as the holders of the founder shares hold in the aggregate a number of Class A ordinary shares (on an as-converted to Class A ordinary share basis) equal to at least 50% of the sum of the founder shares plus the number of Class A ordinary shares issued upon conversion of any Class A ordinary shares, the holders of the founder shares shall have the right to appoint one-fifth of the members of our board of directors, rounded up to the nearest whole director, which is described in Exhibit 4.5 to this Annual Report on Form 10-K “Description of Registrant’s Securities—Registration and Shareholder Rights.”

Policy for Approval of Related Party Transactions

The audit committee of our board of directors has adopted a charter, providing for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC, by the audit committee. At its meetings, the audit committee is provided with the details of each new, existing, or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the company has already committed to, the business purpose of the transaction, and the benefits of the transaction to the company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairperson of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction.

Item 14.	Principal Accountant Fees and Services

The firm of Frank, Rimerman + Co, LLP or Frank Rimerman, acts as our independent registered public accounting firm. The following is a summary of fees paid to Frank Rimerman for services rendered.

Audit Fees. During the period from July 7, 2020 (inception) through December 31, 2020 fees for our independent registered public accounting firm were approximately $38,500 for the services Frank Rimerman performed in connection with our Initial Public Offering, quarterly reviews, and the audit of our December 31, 2020 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. During the period July 7, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the period from July 7, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the period from July 7, 2020 (inception) through December 31, 2020, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy. The process for pre-approval of account fees and services is provided for in the audit committee charter which can be found on our website.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report:

(1) Financial Statements

(2) Exhibits

We hereby file as part of this Annual Report on Form 10-K the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description

3.2	Amended and Restated Memorandum and Articles of Association (1)

4.1	Specimen Unit Certificate. (1)

4.2	Specimen Class A Ordinary Share Certificate. (1)

4.3	Specimen Warrant Certificate. (1)

4.4	Warrant Agreement, between the Company and Continental Stock Transfer & Trust Company.(1)

4.5	Description of the Registrant’s Securities.*

10.1	Investment Management Trust Agreement between the Company and Continental Stock Transfer & Trust Company.(1)

10.2	Registration and Shareholder Rights Agreement, by and among the Company, the Sponsor and the Holders signatory thereto.(1)

10.3	Private Placement Shares Purchase Agreement between the Company and the Sponsor.(1)

10.8	Letter Agreement between the Company, the Sponsor and each director and officer of the Company.(1)

10.9	Forward Purchase Agreement between the Company and the Sponsor.(1)

14	Code of Ethics(1)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the registrant’s Registration Statement on Form S-1/A, filed with the SEC on September 4, 2020.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2021

Ribbit LEAP, Ltd.

/s/ Meyer Malka
Name:	Meyer Malka
Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Meyer Malka	Chairman and Chief Executive Officer
Meyer Malka	(Principal Executive Officer and the Registrant’s authorized signatory in the United States)	March 30, 2021

/s/ Cynthia McAdam	Chief Operating Officer	March 30, 2021
Cynthia McAdam	(Principal Financial and Accounting Officer)

/s/ Joseph Kauffman	Director	March 30, 2021
Joseph Kauffman
/s/ Susan Segal	Director	March 30, 2021
Susan Segal

RIBBIT LEAP, LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Ribbit LEAP, Ltd.

Palo Alto, California

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Ribbit LEAP, Ltd. (the “Company”) as of December 31, 2020, and the related statements of operations, changes in shareholders’ equity, and cash flows for the period from July 7, 2020 (inception) through December 31, 2020, and the related notes to the financial statements (collectively the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from July 7, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the U.S. Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Frank, Rimerman + Co. LLP

We have served as the Company’s auditor since 2020.

San Francisco, California

March 30, 2021

RIBBIT LEAP, LTD.

BALANCE SHEET

DECEMBER 31, 2020

ASSETS
Current assets:
Cash	$1,444,127
Prepaid asset	260,000
Total Current Assets	1,704,127

Cash and marketable securities held in Trust Account	402,585,717
Other long-term assets	168,403
TOTAL ASSETS	$404,458,247

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$138,598
Total Current Liabilities	138,598
Deferred Underwriting Commissions	14,087,500
Total Liabilities	14,226,098

Commitments and Contingencies

Class A ordinary shares, $0.0001 par value; 38,523,215 shares subject to possible redemption at $10.00 per share redemption value	385,232,148

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Class A ordinary shares $0.0001 par value; 600,000,000 shares authorized; 2,731,785 issued and outstanding (excluding 38,523,215 shares subject to possible redemption)	273
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 4,472,222 issued and outstanding	447
Class L ordinary shares, $0.0001 par value; 15,000,000 shares authorized; 12,777,778 issued and outstanding	1,278
Additional paid-in capital	5,203,354
Accumulated deficit	(205,351)
Total Shareholders’ Equity	5,000,001
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$404,458,247

The accompanying notes are an integral part of the financial statements.

RIBBIT LEAP, LTD.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JULY 7, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Formation and operating costs	$291,068
Loss from operations	$(291,068)
Other income:
Interest earned on marketable securities held in Trust Account	85,717
Net Loss	$(205,351)

Weighted average shares outstanding of redeemable ordinary shares, basic and diluted	40,250,000
Basic and diluted net income per redeemable ordinary share	$0.00

Weighted average shares outstanding of non-redeemable ordinary shares, basic and diluted	5,081,997
Basic and diluted net loss per non-redeemable ordinary share	$(0.06)

The accompanying notes are an integral part of the financial statements.

RIBBIT LEAP, LTD.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 7, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Ordinary Shares						Additional		Total
	Class A		Class B		Class L		paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Equity
Balance – July 7, 2020 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of ordinary shares to Sponsor in private placement	—	—	4,472,222	447	12,777,778	1,278	23,275	—	25,000
Issuance of Class A ordinary shares from initial public offering units, net of underwriting discounts of $22,137,500	40,250,000	4,025	—	—	—	—	380,358,475	—	380,362,500
Issuance of ordinary shares from private placement with Sponsor	1,005,000	100	—	—	—	—	10,049,900	—	10,050,000
Ordinary shares subject to possible redemption	(38,523,215)	(3,852)	—	—	—	—	(385,228,296)	—	(385,232,148)
Net loss	—	—	—	—	—	—	—	(205,351)	(205,351)
Balance – December 31, 2020	2,731,785	$273	4,472,222	$447	12,777,778	$1,278	$5,203,354	$(205,351)	$5,000,001

The accompanying notes are an integral part of the financial statements.

RIBBIT LEAP, LTD.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 7, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(205,351)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(85,717)
Changes in operating assets and liabilities:
Prepaid expenses	(260,000)
Other long-term assets	(168,403)
Accounts payable and accrued expenses	138,598
Net cash used in operating activities	(580,873)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(402,500,000)
Net cash used in investing activities	(402,500,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	6,481
Proceeds from issuance of Class L ordinary shares to Sponsor	18,519
Proceeds received from initial public offering, net of underwriting discounts	394,450,000
Proceeds received from private placement	10,050,000
Proceeds from promissory note - related party	200,000
Repayment of promissory note - related party	(200,000)
Net cash provided by financing activities	404,525,000

Net Change in Cash	1,444,127
Cash – Beginning July 7, 2020 (Inception)	—
Cash – End of the Period	$1,444,127

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Deferred offering costs paid in exchange for issuance of ordinary shares to Sponsor	$25,000
Deferred underwriting commissions in connection with the initial public offering	$14,087,500
Initial classification of Class A ordinary shares subject to possible redemption	$384,671,820
Change in value of Class A ordinary shares subject to possible redemption	$560,328

The accompanying notes are an integral part of the financial statements.

RIBBIT LEAP, LTD.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from July 7, 2020 (inception) through December 31, 2020 relates to the Company's formation and the initial public offering (the "Initial Public Offering") described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company's initial shareholders have agreed not to propose an amendment to the amended and restated memorandum and articles of association that would modify the substance or timing of the Company's obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within 24 months from the closing of the Public Offering, or 27 months from the closing of this Initial Public Offering if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination within 24 months from the closing of the Initial Public Offering (the “Combination Period”), or with respect to any other material provisions relating to shareholders' rights or pre-initial Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their shares of Class A ordinary shares in conjunction with any such amendment.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the rules and regulations of the SEC.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $1.4 million in cash as of December 31, 2020 and did not have any cash equivalents.

Marketable Securities Held in Trust Account

At December 31, 2020, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, the 38,523,215 Class A ordinary shares subject to possible redemption are presented as temporary equity (for mezzanine), outside of the shareholders’ equity section of the Company’s balance sheet.

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering to purchase an aggregate of 8,050,000 shares of the Company’s ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

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

The Company’s statement of operations includes a presentation of net income (loss) per share for ordinary shares in a manner similar to the two-class method. Net income per ordinary share, basic and diluted, for the Initial Public Offering Class A redeemable ordinary shares is calculated by dividing the interest income earned on investments held in the Trust Account of $85,717 for the period from July 7, 2020 (inception) through December 31, 2020, by the weighted average number of Initial Public Offering Class A redeemable ordinary shares of 40,250,000, ordinary shares outstanding since issuance. Net loss per ordinary share, basic and diluted, for Class B non-redeemable ordinary shares and Class A non-redeemable ordinary Private Placement Shares is calculated by dividing the net loss of $205,351, less income attributable to the Initial Public Offering Class A redeemable ordinary shares of $85,717, by the weighted average number of Class B non-redeemable ordinary shares and Class A non-redeemable ordinary Private Placement Shares outstanding for the period. Non-redeemable ordinary shares include the Class B Founder Shares and the Class A Private Placement Shares, as these shares do not have any redemption features and do not participate in the income earned on the investments held in the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

As of December 31, 2020, the carrying values of cash, accounts payable, accrued expenses, and advances from related party approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less. The fair value for trading securities is determined using quoted market prices in active markets.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, "Income Taxes." Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no amounts accrued for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Class L ordinary shares are non-voting and will convert into Class A ordinary shares following the initial Business Combination to the extent certain triggering vesting events occur prior to the 10th anniversary of the initial Business Combination. The Class L ordinary shares vest in four equal tranches upon achieving outsized share performance. If between the one year anniversary and the ten year anniversary of the initial Business Combination the closing price of the Company’s Class A ordinary shares equals or exceeds specified per share trading price targets, subject to adjustment for any 20 trading days within a 30-trading day period (the four vesting price targets equal $20.00 (‘‘First Price Vesting’’), $30.00 (‘‘Second Price Vesting’’), $40.00 (‘‘Third Price Vesting’’), and $50.00 (‘‘Fourth Price Vesting’’)), one-fourth of the Class L ordinary shares will automatically convert into Class A ordinary shares on a 1-for-1 basis. For example, if fifteen months following the consummation of the initial Business Combination the closing price of the Class A ordinary shares equals or exceeds $30.00 but does not exceed $40.00 for 20 trading days within a 30-trading day period, both the First Price Vesting and Second Price Vesting target achievements will be met, resulting in a total of 6,388,888 Class L Shares converting into 6,388,888 Class A ordinary shares, representing 3,194,444 associated with the First Price Vesting and 3,194,444 associated with the Second Price Vesting (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like). The Class L ordinary shares vest upon the consummation of specified strategic transactions consummated after the one year anniversary of the initial Business Combination that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property at an effective price of at least $15.00 per Class A ordinary share (a ‘‘Qualifying Strategic Transaction’’). For example, if nine months following the consummation of the initial Business Combination the Company consummates a Qualifying Strategic Transaction, all of the issued and outstanding Class L ordinary shares will automatically convert into 5,589,324 Class A ordinary shares, such that sum of Class B ordinary shares owned by the Sponsor at the time of the Initial Public Offering and the Class A ordinary shares issued as a result of the conversion of Class L ordinary shares at the time Qualifying Strategic Transaction will equal 20% of the sum of total Class A ordinary shares issued in the Initial Public Offering, the Class B ordinary shares owned by the Sponsor at the time of the Initial Public Offering, and the Class A ordinary shares issued as a result of the conversion of Class L ordinary shares at the time of the Qualifying Strategic Transaction (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like). In the event of any Strategic Transaction occurring after the one-year anniversary of the initial Business Combination that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property with an effective price of at least $10.00 per Class A ordinary share, all of the then-outstanding Class L ordinary shares will convert into Class A ordinary shares as follows:

●	if (and only if) the First Price Vesting shall not have occurred prior to or in connection with such Strategic Transaction and the effective price of the Strategic Transaction is greater than $10.00 per share and less than or equal to $20.00 per share, all of the then outstanding Class L ordinary shares will convert into a number of Class A ordinary shares equal to 3,194,444 multiplied by a fraction, the numerator of which is equal to the effective price of the Strategic Transaction minus $10.00 and the denominator of which is $10.00 (each as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like);

●	if (and only if) the Second Price Vesting shall not have occurred prior to or in connection with such Strategic Transaction and the effective price of the Strategic Transaction is greater than $20.00 per share and less than or equal to $30.00 per, all of the then outstanding Class L ordinary shares (after giving effect to any First Price Vesting that shall have occurred prior to or in connection with such Strategic Transaction) will convert into a number of Class A ordinary shares equal to 3,194,444 multiplied by a fraction, the numerator of which is equal to the effective price of the Strategic Transaction minus $20.00 and the denominator of which is $10.00 (each as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like);

●	if (and only if) the Third Price Vesting shall not have occurred prior to or in connection with such Strategic Transaction and the effective price of the Strategic Transaction is greater than $30.00 per share and less than or equal to $40.00 per share, all of the then outstanding Class L ordinary shares (after giving effect to any First Price Vesting or Second Price Vesting that shall have occurred prior to or in connection with such Strategic Transaction) will convert into a number of Class A ordinary shares equal to 3,194,445 multiplied by a fraction, the numerator of which is equal to the effective price of the Strategic Transaction minus $30.00 and the denominator of which is $10.00 (each as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like);

●	if (and only if) the Fourth Price Vesting shall not have occurred prior to or in connection with such Strategic Transaction and the effective price of the Strategic Transaction is greater than $40.00 per share and less than or equal to $50.00 per share, all of the then outstanding Class L ordinary shares (after giving effect to any First Price Vesting, Second Price Vesting and Third Price Vesting that shall have occurred prior to or in connection with such Strategic Transaction) will convert into a number of Class A ordinary shares equal to 3,194,445 multiplied by a fraction, the numerator of which is equal to the effective price of the Strategic Transaction minus $40.00 and the denominator of which is $10.00 (each as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like); and

●	if (and only if) the Fourth Price Vesting shall not have occurred prior to or in connection with such Strategic Transaction and the effective price of the Strategic Transaction is greater than $50.00, all of the then outstanding Class L ordinary shares (after giving effect to any First Price Vesting, Second Price Vesting and Third Price Vesting that shall have occurred prior to or in connection with such Strategic Transaction) will convert into one Class A ordinary share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like).

For example, if 72 months following the consummation of the initial Business Combination the Company consummates a Strategic Transaction and the effective price of such Strategic Transaction is $43.00 per Class A ordinary share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) and prior to the consummation of such Strategic Transaction the First Price Vesting target shall have been met, but none of the Second Price Vesting, Third Price Vesting or Fourth Price Vesting targets shall have been met, all of the then-remaining outstanding Class L ordinary shares will automatically convert into 7,347,222 Class A ordinary shares, representing 3,194,444 shares associated with the Second Price Vesting, 3,194,445 shares associated with the Third Price Vesting, and 958,333 associated with the Fourth Price Vesting. Together with the 3,194,444 Class L ordinary shares already vested and converted to Class A ordinary shares associated with the First Price Vesting, a total of 10,541,666 Class L ordinary shares will vest and convert into Class A ordinary shares. Class L ordinary shares that are issued and outstanding on the 10th anniversary of the initial Business Combination will be automatically forfeited. The Class L ordinary shares may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder; provided, that any Class A ordinary shares issued upon conversion of any Class L ordinary shares will not be subject to such restrictions on transfer.

Private Placement Shares

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased 1,005,000 Class A ordinary shares at a price of $10.00 per share in a private placement for an aggregate purchase price of $10.1 million. The Private Placement Shares are identical to the shares of Class A ordinary shares sold in the Initial Public Offering, subject to certain limited exceptions.

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

Promissory Note – Related Party

On July 17, 2020, the Sponsor agreed to make available to the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the "Note"). This Note was non-interest bearing and payable on the earlier of the closing of the Initial Public Offering or the date on which the Company determines not to consummate the Initial Public Offering. During August 2020 and September 2020, the Company borrowed $200,000 under the Note. The Company fully repaid the Note in September 2020.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required ("Working Capital Loans"). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement shares at a price of $10.00 per share. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2020, the Company had no borrowings under the Working Capital Loans.

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

The underwriters were paid an underwriting discount of $0.20 per Unit, or $8.1 million, upon the closing of the Initial Public Offering. An additional $0.35 per Unit, or approximately $14.1 million in the aggregate, will be payable to the underwriters for deferred underwriting commissions. The deferred underwriting commissions will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. In November 2020, the underwriter for the IPO agreed to reimburse the Company for certain documented offering costs. The Company received approximately $0.8 million pursuant to, and in satisfaction of, this reimbursement agreement in December 2020, which was recorded as a reduction of the issuance cost originally charged to shareholders’ equity.

Forward Purchase Agreement

In September 2020, the Company entered into a forward purchase agreement with LEAP Ribbit Opportunity VI, LLC, a Delaware limited liability company (the “Forward Purchase Agreement”). Pursuant to the Forward Purchase Agreement, LEAP Ribbit Opportunity VI, LLC has agreed to purchase 10,000,000 shares of the Company’s Class A ordinary shares (the “Forward Purchase Shares”) and 2,000,000 redeemable warrants to purchase one share of the Company’s Class A ordinary share at $11.50 per share (the “Forward Purchase Warrants” and together with the Forward Purchase Shares, the “Forward Purchase Securities”), for an aggregate purchase price of $100.0 million, or $10.00 for one share of the Company’s Class A ordinary share and one-fifth of one warrant, in a private placement to occur substantially concurrently with the closing of a Business Combination. The warrants to be sold as part of the Forward Purchase Agreement will be identical to the warrants underlying the Units sold in the Initial Public Offering.

Note 6 — Shareholders’ Equity

Class A ordinary shares — The Company is authorized to issue 600,000,000 Class A ordinary shares with a $0.0001 par value. As of December 31, 2020, there were 2,731,785 Class A ordinary shares issued and outstanding, excluding 38,523,215 Class A ordinary shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue 10,000,000 Class B ordinary shares with a $0.0001 par value. As of December 31, 2020, there were 4,472,222 Class B ordinary shares issued and outstanding, of which 583,333 Class B ordinary shares were subject to forfeiture to the extent that the underwriters' over-allotment was not exercised in full or in part. The underwriters exercised this option in full on September 15, 2020; thus these Class B ordinary shares are no longer subject to forfeiture.

Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company's shareholders, except as required by law or stock exchange rule; provided that only holders of the Class B ordinary shares shall have the right to vote on the election of the Company's directors prior to the initial Business Combination. Each Class B ordinary share will convert at the option of the holder into one Class A ordinary share at any time after the initial Business Combination (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like).

Class L ordinary shares - The Company is authorized to issue 15,000,000 Class L ordinary shares with a $0.0001 par value. As of December 31, 2020, there were 12,777,778 Class L ordinary shares issued and outstanding, of which 1,666,667 Class L ordinary shares were subject to forfeiture to the extent that the underwriters' over-allotment was not exercised in full or in part. The Class L ordinary shares are non-voting and will convert into Class A ordinary shares following the initial Business Combination to the extent certain triggering vesting events occur prior to the 10th anniversary of the initial business combination as described in Note 4. Any Class L shares that remain outstanding upon the 10th anniversary of the initial Business Combination will be automatically forfeited. The underwriters exercised this option in full on September 15, 2020; thus these Class L ordinary shares are no longer subject to forfeiture.

Preference shares - The Company is authorized to issue 1,000,000 preference shares with a $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company's board of directors. As of December 31, 2020 there were no preference shares issued or outstanding.

Warrants - Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the date of completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed; provided that if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a "covered security" under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a "cashless basis" in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company has failed to maintain an effective registration statement, exercise warrants on a "cashless basis" in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption; and

●	if, and only if, the last reported sales price (the "closing price") of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

In addition, commencing 90 days after the warrants become exercisable, the Company may redeem the warrants:

●	in whole and not in part;

●	at $0.10 per warrant upon a minimum of 30 days' prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the "fair market value" of the Class A ordinary shares (as defined below);

●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $10.00 per Public Share (as adjusted per share subdivisions, share dividends, reorganizations, recapitalizations and the like) on the trading day before the Company sends the notice of redemption to the warrant holders; and

●	if, and only if, there is an effective registration statement covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating thereto available throughout the 30-day period after written notice of redemption is given.

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

Note 7 – Fair Value Measurements

The Company follows the guidance in FASB ASC Topic 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities).

Level 1 instruments include investments in money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC Topic 320 “Investments – Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts.

At December 31, 2020, assets held in the Trust Account were comprised of $389 in cash and $402,585,328 in U.S. Treasury securities. During the period from July 7, 2020 (inception) through December 31, 2020, the Company did not withdraw any interest income from the Trust Account. The gross holding losses and fair value of held-to-maturity securities are December 31, 2020 are as follows:

	Level	Held-To-Maturity	Amortized Cost	Unrealized Gross Holding Loss	Fair Value
December 31, 2020	1	U.S. Treasury Securities (Mature on 3/18/2021)	$402,585,328	$(11,602)	$402,573,726

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events, not previously disclosed, that would have required adjustment or disclosure in the financial statement.