Form 10-K/A
period 2020-12-31
Ribbit LEAP, Ltd.
filed 2021-05-17
CIK 1818346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of May 17, 2021, there were 41,255,000 Class A ordinary shares, par value $0.0001 per share, 4,472,222 Class B ordinary shares, par value $0.0001 per share, and 12,777,778 Class L ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

As of June 30, 2020, the last day of the registrant’s most recently completed second fiscal quarter, the registrant’s securities were not publicly traded.

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K/A to “company,” “we,” “us,” “our” or “our company” are to Ribbit LEAP, Ltd., unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of Ribbit LEAP, Ltd. for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2021 (the “Original Filing”).

Restatement Background

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of Ribbit LEAP, Ltd.as of and for the period ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2021 (the “Original Filing”).

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. As a result of the SEC Staff Statement and in light of evolving views as to certain provisions commonly included in warrants issued by SPACs, we re-evaluated our accounting for our public warrants issued in connection with our initial public offering (the “Class A Public Warrants”), the forward purchase agreement entered into with an affiliate of our sponsor (the “Forward Purchase Securities”), and the Class L ordinary shares issued to our sponsor. Since our initial public offering, we have accounted for our Class A Public Warrants, Forward Purchase Securities and Class L ordinary shares as equity within our balance sheet. After discussion and evaluation, including with our registered public accounting firm and our audit committee, and taking into consideration the SEC Staff Statement, we have concluded that our Class A Public Warrants, Forward Purchase Securities and Class L ordinary shares should be presented as liabilities with subsequent fair value remeasurement through earnings.

As a result of the foregoing, on May 17, 2021, our Audit Committee, in consultation with our management, concluded that our previously issued Financial Statements for the period from July 7, 2020 (inception) through December 31, 2020, our quarterly unaudited financial statements for the three months ended September 30, 2020 and for the period from July 7, 2020 (inception) through September 30, 2020 and our previously audited balance sheet related to our initial public offering, dated September 15, 2020 (the “Affected Periods”), should no longer be relied upon after consideration of the SEC Statement.

Historically, the Class A Public Warrants, Forward Purchase Securities and Class L ordinary shares were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the instruments, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC Topic 815-40”). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its Class A Public Warrants, Forward Purchase Securities and Class L ordinary shares agreements and the Company’s application of ASC Topic 815-40. We reassessed our accounting for the Class A Public Warrants, Forward Purchase Securities and Class L ordinary shares, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Class A Public Warrants, Forward Purchase Securities and Class L ordinary shares should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

The change in accounting for the Class A Public Warrants, Forward Purchase Securities and Class L ordinary shares did not have any impact on our liquidity, cash flows, revenues or costs of operating our business, in all of the Affected Periods or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the Class A Public Warrants, Forward Purchase Securities and Class L ordinary shares does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in the trust account, operating expenses or total cash flows from operations for any of these periods.

We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A Controls and Procedures

Part IV, Item 15. Exhibits, Financial Statement Schedules

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures as of December 31, 2020. As a result of that reassessment and in light of the SEC Statement, our management determined that our disclosure controls and procedures as of December 31, 2020 were not effective due to a material weakness in internal control over financial reporting solely resulting from its classification of the Class A Public Warrants, Forward Purchase Securities and Class L ordinary shares as components of equity instead of as derivative liabilities. For more information, see Part II, Item 9A, “Controls and Procedures” (Restated) included in this 10-K/A.

We have not amended our previously audited balance sheet as of September 15, 2020 or our September 30, 2020 Quarterly Report on Form 10-Q for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this 10-K/A.

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1 and 32.1).

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

Certain terms

Unless otherwise stated in this Annual Report (Amendment No. 1) on Form 10-K/A (this “Report”) or the context otherwise requires, references to:

•	“business combination” are to effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses;

•	“Class L ordinary shares” are to 12,777,778 of our Class L ordinary shares and the Class A ordinary shares that will be issued upon the automatic conversion of the Class L ordinary shares only to the extent certain triggering events occur prior to the 10th anniversary of our initial business combination, including specified strategic transactions and other triggering events based on our stock trading at $20.00 per share and additional stock trading thresholds up to $50.00 per share, in each case, as described in this Annual Report (Amendment No.1 ) on Form 10-K/A (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);

•	“Companies Act” are to the Companies Act (2021 Revision) of the Cayman Islands as the same may be amended from time to time;

•	“company,” “we,” “us,” “our,” or “our company” are to Ribbit LEAP, Ltd., which stands for Ribbit Capital Long-Term Equity Acquisition Pool, a Cayman Islands exempted company;

•	“forward purchase agreement” are to the agreement providing for the sale of 10,000,000 forward purchase shares and 2,000,000 forward purchase warrants to an affiliate of our sponsor in a private placement that will close substantially concurrently with the closing of our initial business combination;

•	“forward purchase shares” are to the 10,000,000 Class A ordinary shares to be issued to an affiliate of our sponsor pursuant to the forward purchase agreement;

•	“forward purchase securities” are to the forward purchase shares and forward purchase warrants;

•	“forward purchase warrants” are to the 2,000,000 redeemable warrants to be issued to an affiliate of our sponsor pursuant to the forward purchase agreement;

•	“founder shares” are to 4,472,222 of our Class B ordinary shares and the Class A ordinary shares that were issued upon the conversion of the Class B ordinary shares as described in this Annual Report (Amendment No.1 ) on Form 10-K/A (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);

•	“founders” are to Meyer Malka, our Chairman and Chief Executive Officer, and Cynthia McAdam, our Chief Operating Officer;

•	“Initial Public Offering” are to the company’s initial public offering, on September 15, 2020, of 40,250,000 units (which included units issued pursuant to the exercise in full of the underwriters’ option to purchase additional units to cover overallotments) at a price of $10.00 per unit, each unit consisting of one Class A ordinary share and one-fifth of one redeemable warrant;

•	“initial shareholders” are to our sponsor and each other holder of founder shares and Class L ordinary shares upon the consummation of our Initial Public Offering;

•	“ordinary shares” are to our Class A ordinary shares, our Class B ordinary shares, and our Class L ordinary shares;

•	“our founding team” are to our executive officers and directors;

•	“private placement shares” are to the Class A ordinary shares sold to our sponsor in a private placement simultaneously with the closing of our Initial Public Offering and that may be issued upon conversion of working capital loans, if any;

•	“public shareholders” are to the holders of our public shares, including our sponsor and founding team to the extent our sponsor and/or members of our founding team purchase public shares, provided that our sponsor’s and each member of our founding team’s status as a “public shareholder” will only exist with respect to such public shares;

•	“public shares” are to our Class A ordinary shares sold as part of the units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

•	“Ribbit Capital” are to the Ribbit Capital family of venture funds, including Ribbit Capital VI, L.P., and Ribbit Management Company, LLC, affiliates of our sponsor; and

•	“sponsor” are to Ribbit LEAP Sponsor Ltd., a Cayman Islands exempted company and an affiliate of Ribbit Capital.

Any forfeiture of shares described in this Annual Report (Amendment No. 1) on Form 10-K/A will take effect as a surrender of shares for no consideration of such shares as a matter of Cayman Islands law. Any conversion of the Class B ordinary shares or Class L ordinary shares described in this Annual Report (Amendment No. 1) on Form 10-K/A will take effect as a compulsory redemption of Class B ordinary shares or Class L ordinary shares, as applicable, and an issuance of Class A ordinary shares as a matter of Cayman Islands law. Any share dividends described in this Annual Report (Amendment No. 1) on Form 10-K/A will take effect as share capitalizations as a matter of Cayman Islands law.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report (Amendment No. 1) on Form 10-K/A may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward- looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report (Amendment No.1) on Form 10-K/A may include, for example, statements about:

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

The forward-looking statements contained in this Annual Report (Amendment No. 1) on Form 10-K/A are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in “Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Overview

Ribbit LEAP, Ltd., which stands for Ribbit Capital Long-Term Equity Acquisition Pool is a blank check company formed in July 2020 as a Cayman Islands exempted company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this Annual Report (Amendment No. 1) on Form 10-K/A as our initial business combination. To date, our efforts have been limited to our organizational activities and activities related to the Initial Public Offering and the identification and evaluation of prospective acquisition targets for our initial business combination. We have generated no operating revenues to date and we do not expect to generate operating revenues until we consummate our initial business combination.

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

Our Proposition

We believe that Ribbit LEAP offers an attractive proposition when compared with other blank check companies and other sources of equity capital. We bring a singular focus and depth of expertise to financial services and technology. In addition to our expertise, reputation, and network, which taken together gives us a competitive advantage in sourcing and consummating one or more business combinations, we have designed Ribbit LEAP’s structure differently from other blank check companies to more closely align it with Ribbit Capital’s core principles. The key elements of our structure are summarized below and are explained further elsewhere in this Annual Report (Amendment No.1 ) on Form 10-K/A.

Attribute	Conventional SPAC		Ribbit LEAP		Why Ribbit LEAP is better
Founder shares	•	20% of the ordinary shares issued and outstanding upon the consummation of the offering	•	10% of the ordinary shares issued and outstanding upon the consummation of our Initial Public Offering excluding private placement shares, Class L ordinary shares which are subject to stock performance vesting conditions	•	Less dilution for partner companies absent outsized post-business combination share performance
Performance-based founder shares	•	All founder shares vested, no performance-based test	•	Class L ordinary shares, which when combined with the 10% founder shares, total to 30% of the ordinary shares issued and outstanding upon the consummation of our Initial Public Offering	•	Downside and upside are shared with investors because sponsor economics only begin to exceed those of a conventional SPAC with 20% founder shares when the stock trades above $30 per ordinary share

Attribute	Conventional SPAC		Ribbit LEAP		Why Ribbit LEAP is better
			•	Class L ordinary shares vest in four equal tranches upon achieving outsized share performance, at $20.00, $30.00, $40.00, and $50.00 per share (but only following the one-year anniversary of our initial business combination)	•	High vesting thresholds create long-term commitment

			•	Class L ordinary shares also vest upon the consummation of certain strategic transactions following our initial business combination dependent on the effective price per Class A ordinary share

Sponsor at-risk investment	•	Purchase of private placement warrants with similar terms to public warrants, in the money with just a 15% increase in stock price	•	No warrants; Class A ordinary shares purchased at $10 per share	•	Simplifies the transaction and pro forma capital structure

Rights for founder shares	•	20% of the vote for the initial business combination	•	20% of the vote for the initial business combination	•	Creates closer alignment with management teams looking for a partner

	•	Board rights determined in the initial business combination negotiation	•	Right to appoint one-fifth (rounded up to the nearest whole number) of the members of our board of directors following our initial business combination	•	Aligns Ribbit LEAP’s governance rights to both performance and “skin in the game”

Forward purchase agreement	•	If included, often structured as an “up to” commitment	•	$100 million minimum commitment from an affiliate of our sponsor	•	Greater “skin in the game” than a typical offering
					•	Supports confidence in LEAP’s ability to close a transaction

Attribute	Conventional SPAC		Ribbit LEAP		Why Ribbit LEAP is better
Term	•	24 months	•	24 months with the ability to extend to an additional 3 months	•	Provides greater flexibility to source the most attractive partners

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

Our Corporate Information

Our executive offices are located at 364 University Avenue, Palo Alto, California 94301. We maintain a corporate website at www.ribbitleap.com. The information contained on or accessible through our corporate website or any other website that we may maintain is not part of this Annual Report (Amendment No. 1) on Form 10-K/A.

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

In addition, we anticipate that partner business candidates may be brought to our attention from various unaffiliated sources, including investment bankers and private investment funds. Partner businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to partner businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Annual Report (Amendment No. 1) on Form 10-K/A and know what types of businesses we are pursuing. Our officers and directors, as well as their affiliates, may also bring to our attention partner business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions.

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

Prior to the date of this Annual Report (Amendment No. 1) on Form 10-K/A, we have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

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

Item 1A.	Risk Factors (Restated)

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report (Amendment No. 1) on Form 10-K/A, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

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

We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial business combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report (Amendment No.1 ) on Form 10-K/A do not include any adjustments that might result from our inability to continue as a going concern.

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

As of the date of this Annual Report (Amendment No.1 ) on Form 10-K/A, our units are listed on the NYSE on and our Class A ordinary shares and warrants on November 2, 2020, the date of separation. We expect to meet, on a pro forma basis, the minimum initial listing standards set forth in the NYSE’s listing standards, our securities may not be, or may not continue to be, listed on the NYSE in the future or prior to the completion of our initial business combination. In order to continue listing our securities on the NYSE prior to the completion of our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in shareholders’ equity (generally $1,100,000) and a minimum number of holders of our securities (generally 400 public holders). Additionally, our units will not be traded after completion of our initial business combination and, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, the share price of our securities would generally be required to be at least $4.00 per share and our shareholders’ equity would generally be required to be at least $5,000,001 and we would be required to have a minimum of 400 round-lot holders. We may not be able to meet those initial listing requirements at that time.

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

Neither our sponsor, members of our founding team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into private placement shares at a price of $10.00 per private placement share at the option of the lender. The private placement shares will be identical to the public shares sold in the Initial Public Offering, subject to certain limited exceptions, as described in this Annual Report (Amendment No.1 ) on Form 10-K/A. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, members of our founding team or any of their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we do not complete our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.00 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See “If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by our founding team to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where our founding team is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination within 24 months from the closing of the Initial Public Offering, or 27 months from the closing of the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement the form of which is filed as an exhibit to the registration statement of which this Annual Report (Amendment No.1 ) on Form 10-K/A forms a part, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (excluding our independent registered public accounting firm) for services rendered or products sold to us, or a prospective partner business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third party or prospective partner business who executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims.

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

We will consider a business combination outside of our founders’ area of expertise if a business combination partner is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our founding team will endeavor to evaluate the risks inherent in any particular business combination partner, we may not adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in the Initial Public Offering than a direct investment, if an opportunity were available, in a business combination partner. In the event we elect to pursue an acquisition outside of the areas of our founders’ expertise, our founders’ expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report (Amendment No.1 ) on Form 10-K/A regarding the areas of our founders’ expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our founding team may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any holders who choose to retain their securities following our initial business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

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

Our amended and restated memorandum and articles of association authorized the issuance of up to 600,000,000 Class A ordinary shares, par value $0.0001 per share, 10,000,000 Class B ordinary shares, par value $0.0001 per share, 15,000,000 Class L ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. As of the date of this Annual Report (Amendment No.1 ) on Form 10-K/A, 533,445,000, 5,527,778 and 2,222,222 authorized but unissued Class A ordinary shares, Class B ordinary shares and Class L ordinary shares, respectively, available for issuance, which amount includes shares reserved for issuance upon exercise of outstanding warrants, shares issuable upon conversion of the Class B ordinary shares and shares issuable upon conversion of the Class L ordinary shares, if any. The Class B ordinary shares are convertible at the option of the holder thereof into Class A ordinary shares at any time after our initial business combination as described herein and in our amended and restated memorandum and articles of association. The Class L ordinary shares are non-voting and will convert into Class A ordinary shares after our initial business combination only to the extent certain triggering events occur prior to the 10th anniversary of our initial business combination, including specified strategic transactions and other triggering events based on our stock trading at $20.00 per share and additional stock trading thresholds up to $50.00 per share, in each case, as described in this Annual Report (Amendment No.1 ) on Form 10-K/A . If following our initial business combination all of the Class L ordinary shares vest, the number of Class A ordinary shares into which the Class L ordinary shares shall have converted plus the number of Class A ordinary shares into which the Class B ordinary shares shall have converted will represent, in the aggregate, 30% of the ordinary shares issued and outstanding at the Initial Public Offering. Notwithstanding the foregoing, all Class L ordinary shares that are issued and outstanding on the 10th anniversary of our initial business combination will be automatically forfeited. There were no preference shares issued and outstanding as of the Initial Public Offering.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares to redeem the warrants as described in Exhibit 4.5 to this Annual Report (Amendment No.1 ) on Form 10-K/A “Description of Registrant’s Securities—Warrants—Public Shareholders’ Warrants—Redemption of warrants for cash when the price per Class A ordinary share equals or exceeds $10.00”. However, our amended and restated memorandum and articles of association provides, among other things, that prior to the completion of our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares, including any forward purchase securities:

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

Most blank check companies issue founder shares representing 20% of the ordinary shares issued and outstanding upon the consummation of such blank check company’s initial public offering. We have issued 4,472,222 Class B ordinary shares which will convert at the option of the holder thereof into Class A ordinary shares at any time after our initial business combination as described herein. The Class B ordinary shares represent 10% of the ordinary shares issued and outstanding upon the consummation of the Initial Public Offering, excluding Class L ordinary shares which are subject to stock performance and other vesting conditions as described herein. We have also issued 12,777,778 Class L ordinary shares, which will convert into Class A ordinary shares after our initial business combination only to the extent certain triggering events occur prior to the 10th anniversary of our initial business combination, including specified strategic transactions and other triggering events based on our stock trading at $20.00 per share and additional stock trading thresholds up to $50.00 per share, in each case, as described in this Annual Report (Amendment No.1) on Form 10-K/A . If following our initial business combination all of the Class L ordinary shares vest, the number of Class A ordinary shares into which the Class L ordinary shares shall have converted plus the number of Class A ordinary shares into which the Class B ordinary shares shall have converted will represent, in the aggregate, 30% of the ordinary shares issued and outstanding upon the consummation of the Initial Public Offering. Notwithstanding the foregoing, all Class L ordinary shares that are issued and outstanding on the 10th anniversary of our initial business combination will be automatically forfeited. If all of our Class L ordinary shares vest, the issuance of Class A ordinary shares upon conversion of all of our Class L ordinary shares would dilute the interest of our shareholders relative to shareholders of other blank check companies.

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

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a partner business. In addition, pursuant to an agreement entered into simultaneously with the Initial Public Offering, following the completion of our initial business combination, for so long as the holders of the founder shares hold in the aggregate a number of Class A ordinary shares (on an as-converted to Class A ordinary shares basis) equal to at least 50% of the sum of the founder shares plus the number of Class A ordinary shares issued upon conversion of any Class L ordinary shares, the holders of the founder shares shall have the right to appoint one-fifth of the members of our board of directors, rounded up to the nearest whole director, which is described in Exhibit 4.5 to this Annual Report (Amendment No.1 ) on Form 10-K/A “Description of Registrant’s Securities.”

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

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a partner business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable partner business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. See Exhibit 4.5 to this Annual Report (Amendment No.1 ) on Form 10-K/A “Description of Registrant's Securities—Certain Differences in Corporate Law” for further information on the ability to bring such claims. However, we might not ultimately be successful in any claim we may make against them for such reason.

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

On July 20, 2020 our sponsor paid $25,000 to cover certain offering costs in consideration for 25,000 ordinary shares. On September 2, 2020, the Company filed an amended and restated memorandum and articles of association. Pursuant to the amendment, the then-outstanding 25,000 ordinary shares were subdivided into 4,472,222 Class B ordinary shares and 12,777,778 Class L ordinary shares. On September 8, 2020, our sponsor transferred 32,500 Class B ordinary shares to each of our independent directors. Prior to the sponsor’s initial $25,000 investment in the company, the company had no assets, tangible or intangible. The per share price of the 25,000 ordinary shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares and Class L ordinary shares will be worthless if we do not complete an initial business combination. The Class L ordinary shares will convert into Class A ordinary shares after our initial business combination only to the extent certain triggering events occur prior to the 10th anniversary of our initial business combination, including specified strategic transactions and other triggering events based on our stock trading at $20.00 per share and additional stock trading thresholds up to $50.00 per share, in each case, as described in this Annual Report (Amendment No.1 ) on Form 10-K/A. If following our initial business combination all of the Class L ordinary shares vest, the number of Class A ordinary shares into which the Class L ordinary shares shall have converted plus the number of Class A ordinary shares into which the Class B ordinary shares shall have converted will represent, in the aggregate, 30% of the ordinary shares issued and outstanding upon the Initial Public Offering. Notwithstanding the foregoing, all Class L ordinary shares that are issued and outstanding on the 10th anniversary of our initial business combination will be automatically forfeited. Our sponsor has purchased 1,005,000 Class A ordinary shares, at a price of $10.00 per share in a private placement for an aggregate purchase price of $10,050,000 simultaneously with the Initial Public Offering. These Class A ordinary shares, which we refer to as the private placement shares, are identical to the Class A ordinary shares sold in the Initial Public Offering, except that if held by the sponsor or its permitted transferees, they are subject to a letter agreement in which they agree to certain restrictions on the transfer of the private placement shares until the earlier of (1) one year after the completion of the initial business combination and (2) the date following the initial business combination on which the company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in the public shareholders having the right to exchange their ordinary shares. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a partner business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24-month anniversary of the closing of the Initial Public Offering, or 27-month anniversary of the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months of the Initial Public Offering, nears, which is the deadline for our consummation of an initial business combination.

We may issue notes or other debt, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Annual Report (Amendment No.1 ) on Form 10-K/A to issue any notes or other debt, or to otherwise incur debt following the Initial Public Offering, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account.

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

As of the Initial Public Offering, our initial shareholders will own, on an as-converted basis, 10% of our issued and outstanding ordinary shares, including the Class A ordinary shares issuable upon conversion of the founder shares, but such founders shares will represent 20% of the voting power of our issued and outstanding ordinary shares immediately following the completion of the Initial Public Offering, excluding the private placement shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our initial shareholders purchased any units in the Initial Public Offering or if our initial shareholders purchase any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report (Amendment No.1 ) on Form 10-K/A. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were elected by our sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the election of directors and to remove directors prior to our initial business combination. Accordingly, our sponsor will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor. The forward purchase securities will not be issued until the completion of our initial business combination and, accordingly, will not be included in any stockholder vote until such time.

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

Our warrants have been issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in this Annual Report (Amendment No.1 ) on Form 10-K/A, but requires the approval by the holders of at least 50% of the then-outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant. We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

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

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. In addition, we may redeem your warrants at any time after they become exercisable and prior to their expiration at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants prior to redemption for a number of Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. Please see Exhibit 4.5 to this Annual Report (Amendment No.1 ) on Form 10-K/A “Description of Registrant’s Securities—Warrants—Public Shareholders’ Warrants—Redemption of warrants for cash when the price per Class A ordinary share equals or exceeds $10.00.” The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants because the number of ordinary shares received is capped at 0.361 Class A ordinary shares per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

Our warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We issued public warrants to purchase 8,050,000 Class A ordinary shares as part of the units sold in our Initial Public Offering and, simultaneously with the Initial Public Offering, we issued in a private placement 1,005,000 Class A ordinary shares, at a price of $10.00 per share for an aggregate purchase price of $10,050,000. In addition, if the sponsor makes any working capital loans, it may convert up to $1,500,000 of such loans into private placement shares, at the price of $10.00 per private placement share. See Exhibit 4.5 to this Annual Report (Amendment No.1 ) on Form 10-K/A “Description of Registrant’s Securities—Warrants—Public Shareholders’ Warrants—Redemption of warrants for cash when the price per Class A ordinary share equals or exceeds $10.00.” To the extent we issue ordinary shares to effectuate a business transaction, including the forward purchase securities, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a partner business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants and private placement securities may make it more difficult to effectuate a business transaction or increase the cost of acquiring the partner business.

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

In this Annual Report on Form 10-K/A, we reached a determination to restate certain previously issued financial statements to correct the accounting treatment for the Company's Class A Public Warrants, Forward Purchase Securities, and Class L ordinary shares.

In this Annual Report on Form 10-K/A, we reached a determination to restate certain previously issued financial statements and related disclosures for the periods disclosed in order to correct the accounting treatment for the Class A Public Warrants, the Forward Purchase Securities we issued in connection with our initial public offering in September 2020, as well as the Class L ordinary shares following the publication of the SEC's Staff Statement on April 12, 2021. See Note 2: "Restatement of Previously Issued Financial Statements" below for further information. In addition, management has concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2020 and that the Company's internal control over financial reporting was not effective as of December 31, 2020 solely as a result of a material weakness in controls related to the accounting for the Class A Public Warrants, our Forward Purchase Securities and the Class L ordinary shares. See Item 9A: “Controls and Procedures” (Restated). As a result, we have incurred unanticipated costs for accounting and legal fees in connection with or related to the restatement, and may become subject to additional risks and uncertainties related to the restatement, such as a negative impact on investor confidence in the accuracy of our financial disclosures (or in SPACs or former SPAC companies in general), and may raise representational risks for our business.

Any future inquiries from the SEC or NYSE as a result of the restatement of our historical financial statements will, regardless of the outcome, likely consume a significant amount of our resources in addition to those resources already consumed in connection with the restatement itself.

The restatement of our financial statements in May 2021 has subjected us to additional risks and uncertainties, including increased professional costs and the increased possibility of legal proceedings.

As a result of the restatement of our financial statements, we have become subject to additional risks and uncertainties, including, among others, increased professional fees and expenses and time commitment that may be required to address matters related to the restatements, and scrutiny of the SEC and other regulatory bodies which could cause investors to lose confidence in the Company’s reported financial information and could subject the Company to civil or criminal penalties or shareholder litigation. The Company could face monetary judgments, penalties or other sanctions that could have a material adverse effect on the Company’s business, financial condition and results of operations and could cause its stock price to decline.

Our Class A Public Warrants, Forward Purchase Securities, and Class L ordinary shares are accounted for as a liability and are recorded at fair value upon issuance with changes in fair value each period to be reported in earnings, which may have an adverse effect on the market price of our Common Stock.

Following the restatement of our historical financial statements, we account for our Class A Public Warrants, Forward Purchase Securities, and Class L ordinary shares as a liability, recorded at fair value upon issuance, with any changes in fair value each period reported in earnings as determined by the Company based upon a valuation report obtained from its independent third party valuation firm. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock.

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

Our corporate affairs and the rights of shareholders will be governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States. For a more detailed discussion of the principal differences between the provisions of the Companies Act applicable to us and, for example, the laws applicable to companies incorporated in the United States and their shareholders, see Exhibit 4.5 to this Annual Report (Amendment No. 1) on Form 10-K/A “Description of Registrant’s Securities—Certain Differences in Corporate Law.”

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

After deducting the underwriting discounts and commissions (excluding the deferred portion of approximately $14.1 million in underwriting discounts and commissions, which amount will be payable upon consummation of our initial business combination, if consummated) and our Initial Public Offering expenses, $402.5 million of the net proceeds from our Initial Public Offering and the private placement shares (or $10.00 per unit sold in our Initial Public Offering) was placed in the trust account. As of the date of this Annual Report (Amendment No. 1) on Form 10-K/A, we had $1.4 million in cash held outside the trust account and will be used to fund our operating expenses. The net proceeds of our Initial Public Offering and certain proceeds from the sale of the private placement shares are held in the trust account and are invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data

As a “smaller reporting company,” we are not required to provide the information called for by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated)

References to the “company,” “Ribbit LEAP,” “our,” “us,” or “we” refer to Ribbit LEAP, Ltd. The following discussion and analysis of the company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report (Amendment No. 1) on Form 10-K/A. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Annual Report (Amendment No. 1) on Form 10-K/A including, without limitation, statements regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Annual Report (Amendment No. 1) on Form 10-K/A, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Annual Report (Amendment No. 1) on Form 10-K/A should be read as being applicable to all forward-looking statements whenever they appear in this Annual Report. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

In this Annual Report (Amendment No. 1) of Ribbit LEAP, Ltd. (the “Company”) on Form 10-K/A for the fiscal year ended December 31, 2020, we are restating the period from July 7, 2020 (Inception) through December 31, 2020 (the “Affected Period”).

The restatement results from our prior accounting for our Class A Public Warrants and Forward Purchase Securities issued in connection with our initial public offering in September 2020 and the Class L ordinary shares issued to our sponsor in September 2020, which had been classified as a component of equity on the premise that the instruments were indexed to our own stock and were eligible to be accounted for as equity instruments instead of classifying them as derivative liabilities.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPAC”) (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance, our Class A Public Warrants, Forward Purchase Securities, and Class L ordinary shares were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent auditors, we have concluded that such instruments should be presented as liabilities with subsequent fair value remeasurement at each reporting period.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued Financial Statements for the periods beginning July 7, 2020 (Inception) through December 31, 2020 (the “Affected Period”) should be restated because of a misapplication in the guidance around accounting for our outstanding Class A Public Warrants, Forward Purchase Securities, and Class L ordinary shares, and should no longer be relied upon.

Historically, the Class A Public Warrants, Forward Purchase Securities, and Class L ordinary shares were reflected as a component of equity as opposed to liabilities on the Balance Sheets, and the Statements of Operations did not include the subsequent non-cash changes in estimated fair value of the instruments, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“FASB ASC Topic 815-40”). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of FASB ASC Topic 815-40 to the warrant agreements. We reassessed our accounting for Class A Public Warrants and Forward Purchase Securities issued on September 15, 2020, and Class L orinary shares issued on September 2, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Class A Public Warrants, Forward Purchase Securities, and Class L ordinary shares should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

Our accounting for the Class A Public Warrants, Forward Purchase Securities, and Class L ordinary shares as components of equity instead of as derivative liabilities did not have any effect on our previously reported operating expenses, operating loss, cash flows from operations or cash.

In connection with the restatement, our management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that disclosure controls and procedures for the period was not effective as of December 31, 2020, due solely to the material weakness in our internal controls over financial reporting, with respect to the classification of our Class A Public Warrants, Forward Purchase Securities, and Class L ordinary shares as components of equity instead of as derivative liabilities. For more information, see Part II, Item 9A, “Controls and Procedures” (Restated) included in this Annual Report (Amendment No. 1) on Form 10-K/A.

We have not amended our previously filed Quarterly Reports on Form 10-Q for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report (Amendment No. 1) on Form 10-K/A, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement of 1,005,000 Class A ordinary shares generating gross proceeds of $10.1 million.

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

For the period from July 7, 2020 (inception) through December 31, 2020, we had a net loss of $113.6 million, which consisted of formation and operating costs of $0.3 million, change in fair value of the Class A Public Warrants Liability of $13.4 million, change in fair value of the Forward Purchase Securities Liability of $9.5 million, and change in fair value of the Class L ordinary share Liability of $90.5 million, offset by interest income on marketable securities held in the trust account of $0.1 million.

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

For the period from July 7, 2020 (inception) through December 31, 2020, cash used in operating activities was $0.6 million. Net loss of $113.6 million was affected by a non-cash loss on the change in fair value of the Class A Public Warrants Liability of $13.4 million, a non-cash loss on the change in fair value of the Forward Purchase Securities Liability of $9.5 million, and a non-cash loss on the change in fair value of the Class L ordinary share Liability of $90.5 million, interest earned on marketable securities held in the trust account of $0.1 million, and $0.3 million of changes in operating assets and liabilities.

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

We entered into a forward purchase agreement that will provide for the purchase by an affiliate of our sponsor of an aggregate of 10,000,000 Class A ordinary shares and 2,000,000 redeemable warrants, for an aggregate purchase price of $100,000,000, or $10.00 per one Class A ordinary share and one-fifth of one redeemable warrant, in a private placement to close substantially concurrently with the closing of our initial business combination. The obligations under the forward purchase agreement will not depend on whether any Class A ordinary shares are redeemed by our public shareholders. The Class A ordinary shares and redeemable warrants issuable pursuant to the forward purchase agreement will be identical to the Class A ordinary shares and redeemable warrants included in the units in the Initial Public Offering, respectively, except that the affiliate of our sponsor will have certain registration rights, as described herein.

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

Class A Public Warrants Liability, Forward Purchase Securities Liability, and Class L Ordinary Shares Liability

We account for the Class A Public Warrants, Forward Purchase Securities, and Class L ordinary shares in accordance with the guidance contained in FASB ASC Topic 815 under which the Class A Public Warrants, Forward Purchase Securities, and Class L ordinary shares do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Class A Public Warrants, Forward Purchase Securities, and Class L ordinary shares as liabilities at their fair value and adjust the Class A Public Warrants, Forward Purchase Securities, and Class L ordinary shares to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Class A Public Warrants has been estimated using the quoted market price.

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

Item 8.	Financial Statements and Supplementary Data (Restated)

This information appears following Item 15 of this Report. As discussed in the Explanatory Note to this Amendment No. 1 on Form 10-K/A, we have restated our financial statements for the year ended December 31, 2020 and certain unaudited financial information included in those financial statements. The impact of the Restatement is more fully described in Note 2 to the Company’s financial statements included in Item 15 of Part IV of this Amendment.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures (Restated)

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2020, due solely to the material weakness in our internal control over financial reporting. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report (Amendement No. 1) on Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report (Amendment No. 1) on Form 10-K/A does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report (Amendment No. 1) on Form 10-K/A had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Our internal control over financial reporting did not result in the proper classification of our Class A Public Warrants, Forward Purchase Securities, and the Class L ordinary shares. Our Class A Public Warrants, our Forward Purchase Securities, and the Class L ordinary shares have been historically accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on a SPAC's balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, including with our independent auditors, we have concluded that our Class A Public Warrants, Class A Warrants included in our Forward Purchase Securities and the Class L ordinary shares should be presented as liabilities with subsequent fair value remeasurement.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. See “Note 2 - Restatement of Previously Issued Financial Statements” to the accompanying financial statements.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

As of the date of this Annual Report (Amendment No. 1) on Form 10-K/A, our officers and directors are as follows:

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

In the table below, percentage ownership is based on 40,250,000 Class A ordinary shares (excluding 1,005,000 private placement shares) and 4,472,222 Class B ordinary shares outstanding as of the date of this Annual Report (Amendment No. 1) on Form 10-K/A. Voting power represents the combined voting power of Class A ordinary shares and Class B ordinary shares owned beneficially by such person. On all matters to be voted upon, the holders of the Class A ordinary shares and the Class B ordinary shares vote together as a single class. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis.

	Class B ordinary shares(2)(3)(4)(5)		Class A ordinary shares
Name of Beneficial Owners	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control
Ribbit LEAP Sponsor, Ltd. (our sponsor)(1)	4,407,222	98%	—	—	20%
D1 Capital Partners L.P.(6)	—	—	3,000,000	7%	7%
Marcho Partners LLP(7)	—	—	2,894,636	7%	6%
Valiant Capital Management(8)	—	—	2,400,000	6%	5%
Meyer Malka(1)	—	—	—	—	—
Cynthia McAdam(1)	—	—	—	—	—
Joseph Kauffman(1)	32,500	1%	—	—	*
Susan Segal(1)	32,500	1%	—	—	*
All officers and directors as a group (2 individuals)	65,000	2%	—	—	*

*	Less than one percent.

(1)	The business address of these entities and individuals is 364 University Avenue, Palo Alto, California 94301.

(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. The Class B ordinary shares will convert at the option of the holder into Class A ordinary shares at any time after our initial business combination as described in Exhibit 4.5 to this Annual Report (Amendment No. 1) on Form 10-K/A “Description of Registrant’s Securities.”

(3)	Does not include 12,777,778 Class A ordinary shares underlying the Class L ordinary shares.

(4)	The shares reported herein are held in the name of our sponsor. Meyer Malka, our Chairman and Chief Executive Officer is a director of our sponsor. As such, he may be deemed to have voting and investment discretion with respect to the Class B ordinary shares held of record by our sponsor and may be deemed to have shared beneficial ownership of the Class B ordinary shares held directly by our sponsor.

(5)	Does not include any shares indirectly owned by this individual as a result of his or her ownership interest in our sponsor.

(6)	Includes shares owned by D1 Capital Partners L.P. and Mr. Daniel Sundheim. The address of the principal business office of each of the reporting persons is 9 West 57th Street, 36th Floor, New York, New York 10019.

(7)	Includes shares owned by Marcho Partners LLP and Mr. Carl Anderson. The address of the principal business office of each of the reporting persons is Berkeley Square House, Berkeley Square, Mayfair, London W1J 6BE, United Kingdom.

(8)	Valiant Capital Management, LP is the general partner and investment adviser to investment funds: Valiant Capital Management, LLC, which is general partner of VCM, and Christopher Hansen who is the sole manager of Valiant Capital Management, LLC. The business address of this entities is One Market Street, Steuart Tower, Suite 2625, San Francisco, CA 94105.

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

The Class L ordinary shares are non-voting and will convert into Class A ordinary shares after our initial business combination only to the extent certain triggering events occur prior to the 10th anniversary of our initial business combination, including specified strategic transactions and other triggering events based on our stock trading at $20.00 per share and additional stock trading thresholds up to $50.00 per share, in each case, as described in this Annual Report (Amendment No. 1) on Form 10-K/A. If following our initial business combination all of the Class L ordinary shares vest, the number of Class A ordinary shares into which the Class L ordinary shares shall have converted plus the number of Class A ordinary shares into which the Class B ordinary shares shall have converted will represent, in the aggregate, 30% of the ordinary shares issued and outstanding upon the Initial Public Offering. Notwithstanding the foregoing, all Class L ordinary shares that are issued and outstanding on the 10th anniversary of our initial business combination will be automatically forfeited. The Class L ordinary shares may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder; provided, that any Class A ordinary shares issued upon conversion of any Class L ordinary shares will not be subject to such restrictions on transfer.

Our sponsor has purchased 1,005,000 ordinary shares for a purchase price of $10.1 million in a private placement that occurred simultaneously with the closing of our Initial Public Offering. These Class A ordinary shares, which we refer to as the private placement shares, are identical to the Class A ordinary shares sold in the Initial Public Offering, subject to certain limited exceptions as described in this Annual Report (Amendment No. 1) on Form 10-K/A. As such, our sponsor’s interest in the Initial Public Offering is valued at $10.1 million.

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

As more fully discussed in the section of this Annual Report (Amendment No. 1) on Form 10-K/A entitled “Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

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

We have entered into a registration and shareholder rights agreement pursuant to which our initial shareholders, and their permitted transferees, if any, and our sponsor will be entitled to certain registration rights with respect to the private placement shares, including any private placement shares that may be issued upon conversion of working capital loans, the Class A ordinary shares into which founder shares and Class L ordinary shares are convertible, and the Class A ordinary shares that are part of the forward purchase securities, and the Class A ordinary shares issuable upon exercise or conversion of the forward purchase warrants. Further, pursuant to an agreement entered simultaneously with the Initial Public Offering, for so long as the holders of the founder shares hold in the aggregate a number of Class A ordinary shares (on an as-converted to Class A ordinary share basis) equal to at least 50% of the sum of the founder shares plus the number of Class A ordinary shares issued upon conversion of any Class A ordinary shares, the holders of the founder shares shall have the right to appoint one-fifth of the members of our board of directors, rounded up to the nearest whole director, which is described in Exhibit 4.5 to this Annual Report (Amendment No. 1) on Form 10-K/A “Description of Registrant’s Securities—Registration and Shareholder Rights.”

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

Audit Fees. During the period from July 7, 2020 (inception) through December 31, 2020 fees for our independent registered public accounting firm were approximately $38,500 for the services Frank Rimerman performed in connection with our Initial Public Offering, quarterly reviews, and the audit of our December 31, 2020 financial statements included in this Annual Report (Amendment No. 1) on Form 10-K/A.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules (Restated)

(a) The following documents are filed as part of this Annual Report (Amendment No. 1):

(1) Financial Statements

(2) Exhibits

We hereby file as part of this Annual Report (Amendment No. 1) on Form 10-K/A the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description
3.2	Amended and Restated Memorandum and Articles of Association (1)

4.1	Specimen Unit Certificate. (1)

4.2	Specimen Class A Ordinary Share Certificate. (1)

4.3	Specimen Warrant Certificate. (1)

4.4	Warrant Agreement, between the Company and Continental Stock Transfer & Trust Company.(1)

4.5	Description of the Registrant’s Securities.*

10.1	Investment Management Trust Agreement between the Company and Continental Stock Transfer & Trust Company.(1)

10.2	Registration and Shareholder Rights Agreement, by and among the Company, the Sponsor and the Holders signatory thereto.(1)

10.3	Private Placement Shares Purchase Agreement between the Company and the Sponsor.(1)

10.8	Letter Agreement between the Company, the Sponsor and each director and officer of the Company.(1)

10.9	Forward Purchase Agreement between the Company and the Sponsor.(1)

14	Code of Ethics(1)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

Exhibit No.	Description
101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference to the registrant’s Registration Statement on Form S-1/A, filed with the SEC on September 4, 2020.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report (Amendment No. 1) on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

May 17, 2021

Ribbit LEAP, Ltd.

/s/ Meyer Malka
Name:	Meyer Malka
Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report (Amendment No. 1) on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Meyer Malka	Chairman and Chief Executive Officer
Meyer Malka	(Principal Executive Officer and the Registrant’s authorized signatory in the United States)	May 17, 2021

/s/ Cynthia McAdam	Chief Operating Officer	May 17, 2021
Cynthia McAdam	(Principal Financial and Accounting Officer)

/s/ Joseph Kauffman	Director	May 17, 2021
Joseph Kauffman
/s/ Susan Segal	Director	May 17, 2021
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

Restatement of the 2020 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the period from July 7, 2020 (inception) through December 31, 2020, have been restated.

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

San Francisco, California

March 30, 2021, except for the effects of the restatement discussed in Note 2 as to which date is May 17, 2021.

RIBBIT LEAP, LTD.

BALANCE SHEET

DECEMBER 31, 2020

(Restated)

ASSETS
Current assets:
Cash	$1,444,127
Prepaid asset	260,000
Total Current Assets	1,704,127

Cash and marketable securities held in Trust Account	402,585,717
Other long-term assets	168,403
TOTAL ASSETS	$404,458,247

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$138,598
Total Current Liabilities	138,598

Class A public warrants liability	34,212,500
Forward purchase securities liability	38,570,000
Class L ordinary shares liability	90,540,000
Deferred Underwriting Commissions	14,087,500
Total Liabilities	177,548,598

Commitments and Contingencies

Class A ordinary shares, $0.0001 par value; 22,190,965 shares subject to possible redemption at $10.00 per share redemption value	221,909,648

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Class A ordinary shares $0.0001 par value; 600,000,000 shares authorized; 19,064,035 shares issued and outstanding (excluding 22,190,965 shares subject to possible redemption)	1,906
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 4,472,222 shares issued and outstanding	447
Additional paid-in capital	118,645,999
Accumulated deficit	(113,648,351)
Total Shareholders’ Equity	5,000,001
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$404,458,247

The accompanying notes are an integral part of the financial statements.

RIBBIT LEAP, LTD.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JULY 7, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(Restated)

Formation and operating costs	$291,068
Loss from operations	$(291,068)
Other income (expense):
Change in fair value of Class A public warrants liability	(13,363,000)
Change in fair value of forward purchase securities liability	(9,540,000)
Change in fair value of Class L ordinary shares liability	(90,540,000)
Interest earned on marketable securities held in Trust Account	85,717
Net Loss	$(113,648,351)

Weighted average shares outstanding of redeemable ordinary shares, basic and diluted	40,250,000
Basic and diluted net income per redeemable ordinary share	$0.00

Weighted average shares outstanding of non-redeemable ordinary shares, basic and diluted	5,081,997
Basic and diluted net loss per non-redeemable ordinary share	$(22.38)

The accompanying notes are an integral part of the financial statements.

RIBBIT LEAP, LTD.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 7, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(Restated)

	Ordinary shares				Additional		Total
	Class A		Class B		paid-in	Accumulated	shareholder's
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance (Inception)	-	$-	-	$-	$-	$-	$-
Issuance of ordinary shares to Sponsor in private placement			4,472,222	447	24,553	-	25,000
Issuance of Class A ordinary shares from initial public offering units, net of offering expenses of $22,137,500, allocation to the Class A public warrant liability of $20,849,500, and allocation to the forward purchase securities liability $29,030,000	40,250,000	4,025	-	-	330,478,975	-	330,483,000
Issuance of ordinary shares from private placement with sponsor	1,005,000	101	-	-	10,049,900	-	10,050,001
Ordinary shares subject to redemption	(22,190,065)	(2,220)	-	-	(221,907,429)	-	(221,909,649)
Net loss	-	-	-	-	-	(113,648,351)	(113,648,351)
Balance December 31, 2020	19,064,035	$1,906	4,472,222	$447	$118,645,999	$(113,648,351)	$5,000,001

The accompanying notes are an integral part of the financial statements.

RIBBIT LEAP, LTD.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 7, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(Restated)

Cash Flows from Operating Activities:
Net loss	$(113,648,351)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of Class A public warrants liability	13,363,000
Change in fair value of forward purchase securities liability	9,540,000
Change in fair value of Class L ordinary shares liability	90,540,000
Interest earned on marketable securities held in Trust Account	(85,717)
Changes in operating assets and liabilities:
Prepaid expenses	(260,000)
Other long-term assets	(168,403)
Accounts payable and accrued expenses	138,598
Net cash used in operating activities	(580,873)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(402,500,000)
Net cash used in investing activities	(402,500,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	25,000
Proceeds received from initial public offering, net of underwriting discounts paid	394,450,000
Proceeds received from private placement	10,050,000
Proceeds from promissory note - related party	200,000
Repayment of promissory note - related party	(200,000)
Net cash provided by financing activities	404,525,000

Net Change in Cash	1,444,127
Cash – Beginning July 7, 2020 (Inception)	—
Cash – End of the Period	$1,444,127

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Deferred offering costs paid in exchange for issuance of ordinary shares to Sponsor	$25,000
Deferred underwriting commissions in connection with the initial public offering	$14,087,500
Initial classification of Class A ordinary shares subject to possible redemption	$286,542,320
Change in value of Class A ordinary shares subject to possible redemption	$(64,632,672)
Initial fair value of Class A public warrants liability	$20,849,500
Initial fair value of forward purchase securities liability	$29,030,000

The accompanying notes are an integral part of the financial statements.

RIBBIT LEAP, LTD.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

Note 1 — Organization and Business Operations

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

The Company's sponsor is Ribbit LEAP Sponsor, Ltd., a Cayman Islands exempted company with limited liability (the "Sponsor"). The registration statement for the Company’s Initial Public Offering was declared effective on September 10, 2020. On September 15, 2020, the Company consummated its Initial Public Offering of 40,250,000 units (each, a "Unit" and collectively, the "Units"), including the 5,250,000 Units as a result of the underwriters’ exercise of their over-allotment option at $10.00 per Unit, generating gross proceeds of $402.5 million and incurring offering costs of approximately $22.9 million, inclusive of approximately $14.1 million in deferred underwriting commissions (Note 6). Each Unit consists of one Class A ordinary share, $0.0001 par value per share (the “Class A ordinary shares”), and one-fifth of one redeemable warrant (the “Public Warrants”), each whole Public Warrant entitling the holder thereof to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment.

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

Note 2 – Restatement of Previously Issued Financial Statements

In April 2021, the Company concluded that, because of a misapplication of the accounting guidance related to its Class A Public Warrants, Forward Purchase Securities, and Class L ordinary shares the Company issued in September 2020, the Company’s previously issued financial statements for the periods beginning July 7, 2020 (Inception) through December 31, 2020 (the “Affected Period”) should no longer be relied upon. As such, the Company is restating its financial statements for the Affected Period included in this Annual Report (Amendment No. 1) on Form 10K/A.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPAC”) (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance, our Class A Public Warrants, Forward Purchase Securities, and Class L ordinary shares were accounted for as equity within the balance sheet, and after discussion and evaluation, including with the Company’s independent auditors, management has concluded that such instruments should be presented as liabilities with subsequent fair value remeasurement at each reporting period.

Historically, the Class A Public Warrants, Forward Purchase Securities, and Class L ordinary shares were reflected as a component of equity as opposed to liabilities on the balance sheets, and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the instruments, based on the application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“FASB ASC Topic 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of FASB ASC Topic 815-40 to the warrant agreements. The Company reassessed the accounting for the Class A Public Warrants and Forward Purchase Securities issued on September 15, 2020, and Class L ordinary shares issued on September 2, 2020, in light of the SEC Staff’s published views. Based on this reassessment, the Company determined that the Class A Public Warrants, Forward Purchase Securities, and Class L ordinary shares should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

The material terms of the Class A Public Warrants, Forward Purchase Securities, and Class L ordinary shares are more fully described in Note 5 – Related Party Transactions, Note 6 – Commitments and Contingencies, and Note 7 - Class A Public Warrants Liability, and Class L ordinary shares Liability, respectively. See revised Note 9 – Fair Value Measurements for the estimated fair value of the Class A Public Warrants, Forward Purchase Securities, and Class L ordinary shares, as well as discussion of the inputs used to estimate the fair value.

Impact of the Restatement

The impact of the restatement on the Balance Sheet, Statement of Operations, and Statement of Cash Flows for the Affected Periods is presented below.

	As of December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$404,458,247	$-	$404,458,247
Liabilities and stockholder's equity
Total current liabilities	$138,598	$-	$138,598
Class A public warrants liability	-	34,212,500	34,212,500
Forward purchase securities liability	-	38,570,000	38,570,000
Class L ordinary shares liability	-	90,540,000	90,540,000
Deferred underwriting commissions	14,087,500	-	14,087,500
Total liabilities	14,226,098	163,322,500	177,548,598
Class A ordinary shares, $0.0001 par value; 22,190,965 shares subject to possible redemption at $10.00 per share redemption value	385,232,148	(163,322,500)	221,909,648
Stockholders' equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-	-
Class A ordinary shares $0.0001 par value; 600,000,000 shares authorized; 19,064,035 issued and outstanding (excluding 22,190,965 shares subject to possible redemption)	273	1,633	1,906
Class B ordinary shares, par value; 10,000,000 shares authorized; 4,472,222 issued and outstanding	447	-	447
Class L ordinary shares, $0.0001 par value; 15,000,000 shares authorized;12,777,778 issued and outstanding	1,278	(1,278)	-
Additional paid-in-capital	5,203,354	113,442,645	118,645,999
Accumulated deficit	(205,351)	(113,443,000)	(113,648,351)
Total stockholder’s equity	5,000,001	-	5,000,001
Total liabilities and stockholder's equity	$404,458,247	$-	$404,458,247

	Period from July 7, 2020 (Inception) through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Operations
Loss from operations	$(291,068)	$-	$(291,068)
Other income (expense):
Change in fair value of Class A public warrants liability	-	(13,363,000)	(13,363,000)
Change in fair value of forward purchase securities liability	-	(9,540,000)	(9,540,000)
Change in fair value of Class L ordinary shares liability	-	(90,540,000)	(90,540,000)
Interest earned on marketable securities held in Trust Account	85,717	-	85,717
Net loss	$(205,351)	$(113,443,000)	$(113,648,351)
Weighted average shares outstanding of redeemable ordinary shares, basic and diluted	40,250,000		40,250,000
Basic and diluted net loss per redeemable ordinary share	$-		$-
Weighted average shares outstanding of non-redeemable ordinary shares, basic and diluted	5,081,997		5,081,997
Basic and diluted net loss per non-redeemable ordinary share	$(0.06)		$(22.38)

	Period from July 7, 2020 (Inception) through December 31. 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Cash Flows
Net loss	$(205,351)	$(113,443,000)	$(113,648,351)
Adjustments to reconcile net income to net cash used in operating activities	(85,717)	113,443,000	113,357,283
Net cash used in operating activities	(580,873)	-	(580,873)
Net cash used in investing activities	(402,500,000)	-	(402,500,000)
Net cash provided by financing activities	404,525,000	-	404,525,000
Net change in cash	$1,444,127	$-	$1,444,127
Supplemental schedule of non-cash investing and financing activities:
Initial classification of Class A ordinary shares subject to possible redemption	$384,671,820	$(98,129,500)	$286,542,320
Change in value of Class A ordinary shares subject to possible redemption	$560,328	$(65,193,000)	$(64,632,672)
Initial fair value of Class A public warrants liability	$-	$20,849,500	$20,849,500
Initial fair value of forward purchase securities liability	$-	$29,030,000	$29,030,000

	As of September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$403,762,880	$-	$403,762,880
Liabilities and stockholder's equity
Total current liabilities	$82,505	$-	$82,505
Class A public warrants liability	-	21,493,500	21,493,500
Forward purchase securities liability	-	30,220,000	30,220,000
Class L ordinary shares liability	-	48,940,000	48,940,000
Deferred underwriting commissions	14,087,500	-	14,087,500
Total liabilities	14,170,005	100,653,500	114,823,505
Class A ordinary shares, $0.0001 par value; 28,393,937 shares subject to possible redemption at $10.00 per share redemption value	384,592,874	(100,653,500)	283,939,374
Stockholders' equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-	-
Class A ordinary shares $0.0001 par value; 600,000,000 shares authorized; 12,861,063 issued and outstanding (excluding 28,393,937 shares subject to possible redemption)	280	1,006	1,286
Class B ordinary shares, par value; 10,000,000 shares authorized; 4,472,222 issued and outstanding	447	-	447
Class L ordinary shares, $0.0001 par value; 15,000,000 shares authorized; 12,777,778 issued and outstanding	1,278	(1,278)	-
Additional paid-in-capital	5,082,589	50,774,272	55,856,861
Accumulated deficit	(84,593)	(50,774,000)	(50,858,593)
Total stockholder’s equity	5,000,001	-	5,000,001
Total liabilities and stockholder's equity	$403,762,880	$-	$403,762,880

	Period from July 7, 2020 (Inception) through September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Operations
Loss from operations	$(84,593)	$-	$(84,593)
Other expense:			-
Change in fair value of Class A public warrants liability	-	(644,000)	(644,000)
Change in fair value of forward purchase securities liability	-	(1,190,000)	(1,190,000)
Change in fair value of Class L ordinary shares liability	-	(48,940,000)	(48,940,000)
Net loss	$(84,593)	$(50,774,000)	$(50,858,593)
Weighted average shares outstanding of redeemable ordinary shares, basic and diluted	40,250,000		40,250,000
Basic and diluted net loss per redeemable ordinary share	$-		$-
Weighted average shares outstanding of non-redeemable ordinary shares, basic and diluted	4,659,199		4,659,199
Basic and diluted net loss per non-redeemable ordinary share	$(0.02)		$(10.92)

	Period from July 7, 2020 (Inception) through September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Cash Flows
Net loss	$(84,593)	$(50,774,000)	$(50,858,593)
Adjustments to reconcile net income to net cash used in operating activities:	-	50,774,000	50,774,000
Net cash used in operating activities	(473,616)	-	(473,616)
Net cash used in investing activities	(402,500,000)	-	(402,500,000)
Net cash provided by financing activities	403,764,968	-	403,764,968
Net Change in Cash	$791,352	$-	$791,352
Supplemental schedule of non-cash investing and financing activities:
Initial classification of Class A ordinary shares subject to possible redemption	$384,671,820	$(98,129,500)	$286,542,320
Change in value of Class A ordinary shares subject to possible redemption	$(78,946)	$(2,524,000)	$(2,602,946)
Initial fair value of Class A public warrants liability	$-	$20,849,500	$20,849,500
Initial fair value of forward purchase securities liability	$-	$29,030,000	$29,030,000

Note 3 — Summary of Significant Accounting Policies

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

Class A Public Warrants Liability, Forward Purchase Securities Liability, and Class L Ordinary Shares Liability

The Company accounts for the Class A Public Warrants, Forward Purchase Securities, and Class L ordinary shares as liability-classified instruments based on an assessment of the applicable authoritative guidance in FASB ASC Topic 480, Distinguishing Liabilities from Equity (“FASB ASC Topic 480”) and FASB ASC Topic 815. The assessment considers whether the Class A Public Warrants, Forward Purchase Securities, and Class L ordinary shares are freestanding financial instruments pursuant to FASB ASC Topic 480, meet the definition of a liability, and meet all of the requirements for equity classification under FASB ASC Topic 815, including whether the Class A Public Warrants, Forward Purchase Securities, and Class L ordinary shares are indexed to the Company’s own ordinary shares and whether the holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Class A Public Warrants and Class L ordinary shares, and upon execution of the Forward Purchase Securities Agreement and as of each subsequent quarterly period end date while the Class A Public Warrants, Forward Purchase Securities, and Class L ordinary shares are outstanding. The Company determined that the Class A Public Warrants, Forward Purchase Securities, and Class L ordinary shares did not meet all the criteria for equity classification because they did not meet the criteria to be considered indexed to the Company’s stock. Accordingly, the Class A Public Warrants, Forward Purchase Securities, and Class L Ordinary Shares were recorded at their initial fair value on the date of issuance, and are adjusted to fair value at each balance sheet date thereafter. Changes in the estimated fair value of these instruments are recognized as a gain or loss as a components of other income (expense) in the statements of operations.

Marketable Securities Held in Trust Account

As of December 31, 2020, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, the 22,190,965 Class A ordinary shares subject to possible redemption are presented as temporary equity (for mezzanine), outside of the shareholders’ equity section of the Company’s balance sheet.

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

The Company’s statement of operations includes a presentation of net income (loss) per share for ordinary shares in a manner similar to the two-class method. Net income per ordinary share, basic and diluted, for the Initial Public Offering Class A redeemable ordinary shares is calculated by dividing the interest income earned on investments held in the Trust Account of $85,717 for the period from July 7, 2020 (inception) through December 31, 2020, by the weighted average number of Initial Public Offering Class A redeemable ordinary shares of 40,250,000, ordinary shares outstanding since issuance. Net loss per ordinary share, basic and diluted, for Class B non-redeemable ordinary shares and Class A non-redeemable ordinary Private Placement Shares is calculated by dividing the net loss of $113,648,351, less income attributable to the Initial Public Offering Class A redeemable ordinary shares of $85,717, by the weighted average number of Class B non-redeemable ordinary shares and Class A non-redeemable ordinary Private Placement Shares outstanding for the period. Non-redeemable ordinary shares include the Class B Founder Shares and the Class A Private Placement Shares, as these shares do not have any redemption features and do not participate in the income earned on the investments held in the Trust Account.

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

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

Note 4 — Initial Public Offering

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

Note 5 — Related Party Transactions

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

Note 6 — Commitments and Contingencies

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

Note 7 — Class A Public Warrants Liability and Class L Ordinary Shares Liability

Class A Public Warrants

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

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;
•	at a price of $0.01 per warrant;
•	upon a minimum of 30 days’ prior written notice of redemption; and
•	if, and only if, the last reported sales price (the "closing price") of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

In addition, commencing 90 days after the warrants become exercisable, the Company may redeem the warrants:

•	in whole and not in part;
•	at $0.10 per warrant upon a minimum of 30 days' prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the "fair market value" of the Class A ordinary shares (as defined below);
•	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $10.00 per Public Share (as adjusted per share subdivisions, share dividends, reorganizations, recapitalizations and the like) on the trading day before the Company sends the notice of redemption to the warrant holders; and
•	if, and only if, there is an effective registration statement covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating thereto available throughout the 30-day period after written notice of redemption is given.

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

Class L ordinary shares

The Company is authorized to issue 15,000,000 Class L ordinary shares with a $0.0001 par value. As of December 31, 2020, there were 12,777,778 Class L ordinary shares issued and outstanding. The Class L ordinary shares are non-voting and will convert into Class A ordinary shares following the initial Business Combination to the extent certain triggering vesting events occur prior to the 10th anniversary of the initial business combination as described in Note 4. Any Class L shares that remain outstanding upon the 10th anniversary of the initial Business Combination will be automatically forfeited.

Note 8 — Shareholders’ Equity

Class A ordinary shares

The Company is authorized to issue 600,000,000 Class A ordinary shares with a $0.0001 par value. As of December 31, 2020, there were 19,064,035 Class A ordinary shares issued and outstanding, excluding 22,190,965 Class A ordinary shares subject to possible redemption.

Class B ordinary shares

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

Preference shares

The Company is authorized to issue 1,000,000 preference shares with a $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company's board of directors. As of December 31, 2020, there were no preference shares issued or outstanding.

Note 9 – Fair Value Measurements

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

As of December 31, 2020, assets held in the Trust Account were comprised of $389 in cash and $402,585,328 in U.S. Treasury securities. During the period from July 7, 2020 (inception) through December 31, 2020, the Company did not withdraw any interest income from the Trust Account. The gross holding losses and fair value of held-to-maturity securities are December 31, 2020 are as follows:

	Level	Held-To-Maturity	Amortized Cost	Unrealized Gross Holding Loss	Fair Value
December 31, 2020	1	U.S. Treasury Securities (Mature on 3/18/2021)	$402,585,328	$(11,602)	$402,573,726

The following table presents the Company's fair value hierarchy for liabilities measured at fair value on a recurring basis as of December 31, 2020:

	Level 1	Level 2	Level 3	Total
Liabilities:
Class A public warrants liability	$34,212,500	$-	$-	$34,212,500
Forward purchase securities liabilty	-	-	38,570,000	38,570,000
Class L ordinary shares liability	-	-	90,540,000	90,540,000
Total	$34,212,500	$-	$129,110,000	$163,322,500

Class A Public Warrant Liability

The Class A Public Warrants are accounted for as liabilities pursuant to FASB ASC Topic 815-40 and are measured at fair value as of each reporting period. Changes in the fair value of the Class A Public Warrants are recorded in the statement of operations each period. The Class A Public Warrants were valued using the instrument’s publicly listed trading price (NYSE: LEAP.WS) as of the balance sheet date.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Class A Public Warrants transferred from a Level 2 measurement to a Level 1 fair value measurement in July 2020, when the Class A Public Warrants were separately listed and traded.

Forward Purchase Securities Liability

The Forward Purchase Securities were valued using a forward pricing method in an arbitrage free-framework, which is considered to be a Level 3 fair value measurement. Under the net assets method utilized, the aggregate commitment of $100.0 million pursuant to the Forward Purchase Agreement is discounted to present value and compared to the fair value of the ordinary shares and warrants to be issued pursuant to the Forward Purchase Agreement. The fair value of the ordinary shares and warrants to be issued under the Forward Purchase Agreement is based on the public trading price of the Units issued in the Company’s IPO. The excess (liability) or deficit (asset) of the fair value of the ordinary shares and warrants to be issued compared to the $100.0 million fixed commitment is the fair value conclusion.

The key inputs into the valuation of the Forward Purchase Securities were:

Input	Initial Measurement on September 15, 2020	Subsequent Measurement on December 31, 2020
Risk-free rate	0.14%	0.11%
Remaining term in years	1.79	1.50

The following table presents a summary of the changes in the fair value of the Forward Purchase Securities liability, a Level 3 liability, measured on a recurring basis:

Forward Purchase Securities Liability
Fair value, July 7, 2020 (inception)	$-
Initial measurement on September 15, 2020	29,030,000
Change in fair value of forward purchase securities liability	9,540,000
Fair Value, December 31, 2020	$38,570,000

Class L Ordinary Shares Liability

As a result of the Class L ordinary shares issued on September 2, 2020, the Company measured the liability at fair value determined at Level 3. In order to capture the market conditions associated with the Class L ordinary shares liability, the Company applied an approach that incorporated a Monte Carlo simulation, which involved random iterations of future stock-price paths over the contractual life of the Class L ordinary shares. Based on assumptions regarding potential changes in control of the Company, and the probability distribution of outcomes, the payoff to the holder was determined based on the achievement of the various market thresholds within each simulated path. The present value of the payoff in each simulated trial is calculated, and the fair value of the liability is determined by taking the average of all present values.

The key inputs into the valuation of the Class L ordinary shares were:

Input	December 31, 2020
Risk-free rate	1.01%
Remaining term in years	11.50
Volatility	30.50%
Underlying share price	$12.99

The following table presents a summary of the changes in the fair value of the Class L ordinary shares liability, a Level 3 liability, measured on a recurring basis:

Class L Ordinary Shares Liability
Fair value, July 7, 2020 (inception)	$-
Initial measurement on September 2, 2020	-
Change in fair value of Class L ordinary shares liability	90,540,000
Fair Value, December 31, 2020	$90,540,000

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events, not previously disclosed, that would have required adjustment or disclosure in the financial statement.