Form 10-Q
period 2021-03-31
Ribbit LEAP, Ltd.
filed 2021-05-17
CIK 1818346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-fifth of one Warrant to acquire one Class A ordinary share	LEAP.U	The New York Stock Exchange

Class A ordinary shares, par value $0.0001 per share	LEAP	The New York Stock Exchange

Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	LEAP.WS	The New York Stock Exchange

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

Yes     ☒     No     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

RIBBIT LEAP, LTD.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Condensed Interim Financial Statements

RIBBIT LEAP, LTD.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)	As Restated (See Note 2)
ASSETS
Current assets:
Cash	$1,213,390	$1,444,127
Prepaid assets	299,500	260,000
Total current assets	1,512,890	1,704,127

Cash and marketable securities held in Trust Account	402,637,389	402,585,717
Other long-term assets	107,777	168,403
TOTAL ASSETS	$404,258,056	$404,458,247

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$132,609	$138,598
Total current liabilities	132,609	138,598

Class A public warrants liability	24,150,000	34,212,500
Forward purchase securities liability	16,120,000	38,570,000
Class L ordinary shares liability	68,890,000	90,540,000
Deferred underwriting commissions	14,087,500	14,087,500
Total Liabilities	123,380,109	177,548,598

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 27,587,795 and 22,190,965 at $10.00 per share redemption value at March 31, 2021 and December 31, 2020, respectively	275,877,946	221,909,648

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Class A ordinary shares $0.0001 par value; 600,000,000 shares authorized; 13,667,205 and 19,064,035 issued and outstanding (excluding 27,587,795 and 22,190,965 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	1,367	1,906
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 4,472,222 issued and outstanding at March 31, 2021 and December 31, 2020	447	447
Additional paid-in capital	64,678,240	118,645,999
Accumulated deficit	(59,680,053)	(113,648,351)
Total Shareholders’ Equity	5,000,001	5,000,001
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$404,258,056	$404,458,247

The accompanying notes are an integral part of the unaudited condensed interim financial statements.

RIBBIT LEAP, LTD.

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

Formation and operating costs	$245,874
Loss from operations	$(245,874)
Other income:
Change in fair value of Class A public warrants liability	10,062,500
Change in fair value of forward purchase securities liability	22,450,000
Change in fair value of Class L ordinary shares liability	21,650,000
Interest earned on marketable securities held in Trust Account	51,672
Net Income	$53,968,298

Weighted average shares outstanding of redeemable ordinary shares, basic and diluted	40,250,000
Basic and diluted net income per redeemable ordinary share	$0.00

Weighted average shares outstanding of non-redeemable ordinary shares, basic	5,477,222
Basic net income per non-redeemable ordinary share	$9.84

Weighted average shares outstanding of non-redeemable ordinary shares, dilutive	6,657,468
Dilutive income per non-redeemable ordinary share	$6.59

The accompanying notes are an integral part of the unaudited condensed interim financial statements.

RIBBIT LEAP, LTD.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

	Ordinary Shares				Additional		Total
	Class A		Class B		paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Equity
December 31, 2020 As Restated (See Note 2)	19,064,035	$1,906	4,472,222	$447	$118,645,999	$(113,648,351)	$5,000,001
Ordinary shares subject to possible redemption	(5,396,830)	(539)	—	—	(53,967,759)	—	(53,968,298)
Net income	—	—	—	—	—	53,968,298	53,968,298
Balance – March 31, 2021	13,667,205	$1,367	4,472,222	$447	$64,678,240	$(59,680,053)	$5,000,001

The accompanying notes are an integral part of the unaudited condensed interim financial statements.

RIBBIT LEAP, LTD.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net income	$53,968,298
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of Class A public warrants liability	(10,062,500)
Change in fair value of forward purchase securities liability	(22,450,000)
Change in fair value of Class L ordinary shares liability	(21,650,000)
Interest earned on marketable securities held in Trust Account	(51,672)
Changes in operating assets and liabilities:
Prepaid expenses	(39,500)
Other long-term assets	60,626
Accounts payable and accrued expenses	(5,989)
Net cash used in operating activities	(230,737)

Net Change in Cash	(230,737)
Cash – Beginning of the Period	1,444,127
Cash – End of the Period	$1,213,390

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Change in value of Class A ordinary shares subject to possible redemption	$53,968,298

The accompanying notes are an integral part of the unaudited condensed interim financial statements.

RIBBIT LEAP, LTD.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from July 7, 2020 (inception) through March 31, 2021 relates to the Company's formation and the initial public offering (the "Initial Public Offering") described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company will provide the holders (the “Public Shareholders”) of its outstanding shares of Class A ordinary shares, sold in the Initial Public Offering (the "Public Shares") with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Public Offering in accordance with the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") Topic 480 "Distinguishing Liabilities from Equity." In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission ("SEC") and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4), and any Public Shares purchased during or after the Public Offering in favor of a Business Combination. In addition, the Sponsor, officers and directors (the “initial shareholders”) have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares owned by it in connection with the completion of a Business Combination.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or any future interim periods.

The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company’s Annual Report (Amendment No. 1) on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on May 17, 2021, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Company’s Annual Report (Amendment No. 1) on Form 10-K/A for the year ended December 31, 2020.

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

Liquidity and Capital Resources

The accompanying unaudited condensed interim financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2021, the Company had approximately $1.2 million in its operating bank account and working capital of approximately $1.4 million. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.

The Company’s liquidity needs were satisfied prior to the completion of the Initial Public Offering through receipt of $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder shares and a commitment from the Sponsor to loan the Company up to $300,000 to cover our expenses in connection with the Initial Public Offering.

The net proceeds from (i) the sale of the shares of Class A ordinary shares in our Initial Public Offering, after deducting offering expenses of $0.8 million, underwriting fees of $8.1 million (excluding deferred underwriting commissions of $14.1 million), and (ii) the sale of the private placement shares for a purchase of $10.1 million generated net proceeds of $403.7 million.

As of March 31, 2021, the Company had cash and cash equivalents of $1.2 million outside of the Trust Account. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete the initial Business Combination.

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating the business prior to the initial Business Combination. However, if the Company's estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate the business prior to the initial Business Combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, the Company would repay such loaned amounts. In the event that the Company's initial Business Combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $1.5 million of such loans may be convertible into private placement shares at a price of $10.00 per share at the option of the lender. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of the initial Business Combination, the Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the trust account. In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined these conditions raise substantial doubt about the Company’s ability to continue as a going concern through the Combination Period, which is the date the Company is required cease all operations except for the purpose of winding up if it has not completed a business combination. These unaudited condensed interim financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

This may make comparison of the Company’s unaudited condensed interim financial statements with another public company, which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

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

This may make the comparison of the Company’s unaudited condensed interim financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed interim financial statements in conformity with U.S. GAAP requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed interim financial statements and the reported amounts of expenses during the reporting period. Amounts could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $1.2 million and $1.4 million in cash as of March 31, 2021 and December 31, 2020, respectively. The Company did not have any cash equivalents, outside of the funds held in the Trust Account, as of March 31, 2021 or December 31, 2020.

Class A Public Warrants Liability, Forward Purchase Securities Liability, and Class L Ordinary Shares Liability

The Company accounts for the Class A Public Warrants, Forward Purchase Securities, and Class L ordinary shares as liability-classified instruments based on an assessment of the applicable authoritative guidance in FASB ASC Topic 480, Distinguishing Liabilities from Equity (“FASB ASC Topic 480”) and FASB ASC Topic 815. The assessment considers whether the Class A Public Warrants, Forward Purchase Securities, and Class L ordinary shares are freestanding financial instruments pursuant to FASB ASC Topic 480, meet the definition of a liability, and meet all of the requirements for equity classification under FASB ASC Topic 815, including whether the Class A Public Warrants, Forward Purchase Securities, and Class L ordinary shares are indexed to the Company’s own ordinary shares and whether the holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Class A Public Warrants and Class L ordinary shares, and upon execution of the Forward Purchase Securities Agreement and as of each subsequent quarterly period end date while the Class A Public Warrants, Forward Purchase Securities, and Class L ordinary shares are outstanding. The Company determined that the Class A Public Warrants, Forward Purchase Securities, and Class L ordinary shares did not meet all the criteria for equity classification because they did not meet the criteria to be considered indexed to the Company’s stock. Accordingly, the Class A Public Warrants, Forward Purchase Securities, and Class L Ordinary Shares were recorded at their initial fair value on the date of issuance, and are adjusted to fair value at each balance sheet date thereafter. Changes in the estimated fair value of these instruments are recognized as a gain or loss as a component of other income (expense) in the statement of operations.

Marketable Securities Held in Trust Account

As of March 31, 2021, the assets held in the Trust Account were invested in money market funds. As of December 31, 2020, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

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

The Company’s unaudited condensed statement of operations includes a presentation of net income per share for ordinary shares in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted, for the Initial Public Offering Class A redeemable ordinary shares is calculated by dividing the interest income earned on investments held in the Trust Account of $51,672 for the three months ended March 31, 2021, by the weighted average number of Initial Public Offering Class A redeemable ordinary shares of 40,250,000 ordinary shares outstanding since issuance.

Net income per ordinary share, basic, for Class B non-redeemable ordinary shares and Class A non-redeemable ordinary Private Placement Shares is calculated by dividing the net income of $53,968,298, less income attributable to the Initial Public Offering Class A redeemable ordinary shares of $51,672, by the weighted average number of Class B non-redeemable ordinary shares and Class A non-redeemable ordinary Private Placement Shares outstanding for the period.

Net income per ordinary share, diluted, for Class B non-redeemable ordinary shares and Class A non-redeemable ordinary Private Placement Shares is calculated by dividing the net income of $53,968,298, less income attributable to the Initial Public Offering Class A redeemable ordinary shares of $51,672 and change in fair value of Class A public warrants liability of $10,062,500, by the weighted average number of Class B non-redeemable ordinary shares and Class A non-redeemable ordinary Private Placement Shares and potentially dilutive shares outstanding during the period, including the potentially dilutive shares resulting from the conversion of the redeemable warrants and excluding the effect of contingently issuable Class L ordinary shares and securities subject to Forward Purchase Agreement, using the treasury stock method. Non-redeemable ordinary shares include the Class B Founder Shares and the Class A Private Placement Shares, as these shares do not have any redemption features and do not participate in the income earned on the investments held in the Trust Account.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2021 and December 31, 2020, 27,587,795 and 22,190,965 Class A ordinary shares subject to possible redemption, respectively, are presented as temporary equity (for mezzanine), outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheet.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

As of March 31, 2021 and December 31, 2020, the carrying values of cash, accounts payable, accrued expenses, and advances from related party approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities held in the Trust Account is comprised of investment in a money market funds selected by the Company. The fair value for trading securities is determined using quoted market prices in active markets.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company's financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed interim financial statements. The unaudited condensed interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

There were no unrecognized tax benefits as of March 31, 2021 and December 31, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed interim financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Pronouncements

The Company's management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company's unaudited condensed interim financial statements.

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

Class B Ordinary Shares

On September 2, 2020, the Company filed an amended and restated memorandum and articles of association. Pursuant to the amendment, the then-outstanding 25,000 ordinary shares (of which 3,261 ordinary shares were subject to forfeiture if the underwriters did not exercise their over-allotment option), were subdivided into 4,472,222 Class B ordinary shares (of which 583,333 Class B ordinary shares were subject to forfeiture if the underwriters did not exercise their over-allotment option) and 12,777,778 Class L ordinary shares (of which 1,666,667 Class L ordinary shares were subject to forfeiture if the underwriters did not exercise their over-allotment option). Upon subdivision, the Sponsor paid approximately $0.0014 per share for the Founder Shares. Unless the context otherwise implies, all share and per-share amounts in this unaudited condensed interim financial statement have been retroactively restated to reflect the stock split. On September 15, 2020, the underwriters exercised the over-allotment option in full; thus the ordinary shares discussed above are no longer subject to forfeiture.

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

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required ("Working Capital Loans"). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement shares at a price of $10.00 per share. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2020 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

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

Note 6 — Class A Public Warrants Liability and Class L Ordinary Shares Liability

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

Class L ordinary shares

The Company is authorized to issue 15,000,000 Class L ordinary shares with a $0.0001 par value. As of March 31, 2021, there were 12,777,778 Class L ordinary shares issued and outstanding. The Class L ordinary shares are non-voting and will convert into Class A ordinary shares following the initial Business Combination to the extent certain triggering vesting events occur prior to the 10th anniversary of the initial business combination as described in Note 4. Any Class L shares that remain outstanding upon the 10th anniversary of the initial Business Combination will be automatically forfeited.

Note 7 — Shareholders’ Equity

Class A ordinary shares

The Company is authorized to issue 600,000,000 Class A ordinary shares with a $0.0001 par value. As of March 31, 2021, there were 13,667,205 Class A ordinary shares issued and outstanding, excluding 27,587,795 Class A ordinary shares subject to possible redemption. As of December 31, 2020, there were 19,064,035 Class A ordinary shares issued and outstanding, excluding 22,190,965 Class A ordinary shares subject to possible redemption.

Class B ordinary shares

The Company is authorized to issue 10,000,000 Class B ordinary shares with a $0.0001 par value. As of March 31, 2021 and December 31, 2020, there were 4,472,222 Class B ordinary shares issued and outstanding, of which 583,333 Class B ordinary shares were subject to forfeiture to the extent that the underwriters' over-allotment was not exercised in full or in part. The underwriters exercised this option in full on September 15, 2020; thus these Class B ordinary shares are no longer subject to forfeiture.

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

Preference shares

The Company is authorized to issue 1,000,000 preference shares with a $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company's board of directors. As of March 31, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Note 8 – Fair Value Measurements

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

As of December 31, 2020, assets held in the Trust Account were comprised of $389 in cash and $402,585,328 in U.S. Treasury securities. The unrealized gross holding losses and fair value of held-to-maturity securities as of December 31, 2020 were as follows:

	Level	Held-To-Maturity	Amortized Cost	Unrealized Gross Holding Loss	Fair Value
December 31, 2020	1	U.S. Treasury Securities (Mature on 3/18/2021)	$402,585,328	$(11,602)	$402,573,726

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	March 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets held in Trust Account:
Marketable securities	$402,637,389	$402,637,389	$-	$-
Total	$402,637,389	$402,637,389	$-	$-

The following table presents the Company's fair value hierarchy for liabilities measured at fair value on a recurring basis as of December 31, 2020:

Description	Level 1	Level 2	Level 3	Total
Liabilities:
Class A public warrants liability	$34,212,500	$-	$-	$34,212,500
Forward purchase securities liabilty	-	-	38,570,000	38,570,000
Class L ordinary shares liability	-	-	90,540,000	90,540,000
Total	$34,212,500	$-	$129,110,000	$163,322,500

The following table presents the Company's fair value hierarchy for liabilities measured at fair value on a recurring basis as of March 31, 2021:

Description	Level 1	Level 2	Level 3	Total
Liabilities:
Class A public warrants liability	$24,150,000	$-	$-	$24,150,000
Forward purchase securities liability	-	-	16,120,000	16,120,000
Class L ordinary shares liability	-	-	68,890,000	68,890,000
Total	$24,150,000	$-	$85,010,000	$109,160,000

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

Forward Purchase Securities Liability

The Forward Purchase Securities were valued using a forward pricing method in an arbitrage free-framework, which is considered to be a Level 3 fair value measurement. Under the net assets method utilized, the aggregate commitment of $100.0 million pursuant to the Forward Purchase Agreement is discounted to present value and compared to the fair value of the common stock and warrants to be issued pursuant to the Forward Purchase Agreement. The fair value of the common stock and warrants to be issued under the Forward Purchase Agreement is based on the public trading price of the Units issued in the Company’s IPO. The excess (liability) or deficit (asset) of the fair value of the common stock and warrants to be issued compared to the $100.0 million fixed commitment is the fair value conclusion.

The key inputs into the valuation of the Forward Purchase Securities were:

Input	As of March 31, 2021 (unaudited)	As of December 31, 2020
Risk-free rate	0.09%	0.11%
Remaining term in years	1.25	1.50

The following table presents a summary of the changes in the fair value of the Forward Purchase Securities liability, a Level 3 liability, measured on a recurring basis, as of December 31, 2020 and March 31, 2021:

Forward Purchase Securities Liability
Fair value, July 7, 2020 (inception)	$-
Initial measurement on September 15, 2020	29,030,000
Change in fair value of forward purchase securities liability	9,540,000
Fair Value, December 31, 2020	38,570,000
Change in fair value of forward purchase securities liability	(22,450,000)
Fair Value, March 31, 2021	$16,120,000

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

The key inputs into the valuation of the Class L ordinary shares were:

Input	As of March 31, 2021 (unaudited)	As of December 31, 2020
Risk-free rate	1.81%	1.01%
Remaining term in years	11.26	11.50
Volatility	30.30%	30.50%
Underlying share price	$11.00	$12.99

The following table presents a summary of the changes in the fair value of the Class L ordinary shares liability, a Level 3 liability, measured on a recurring basis, as of December 31, 2020 and March 31, 2021:

Class L Ordinary Securities Liability
Fair value, July 7, 2020 (inception)	$-
Initial measurement on September 2, 2020	-
Change in fair value of Class L ordinary shares liability	90,540,000
Fair Value, December 31, 2020	90,540,000
Change in fair value of Class L ordinary shares liability	(21,650,000)
Fair Value, March 31, 2021	$68,890,000

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the unaudited condensed interim financial statements were issued. Based upon this review, the Company did not identify any subsequent events, not previously disclosed, that would have required adjustment or disclosure in the unaudited condensed interim financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “Ribbit LEAP,” “our,” “us,” or “we” refer to Ribbit LEAP, Ltd. The following discussion and analysis of the company’s financial condition and results of operations should be read in conjunction with the unaudited condensed interim financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Upon the closing of the Initial Public Offering and private placement, $402.5 million of the net proceeds of the Initial Public Offering were placed in a trust account, located in the United States, at JP Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds in the trust account that may be released to us to pay our taxes, if any, the proceeds from the Initial Public Offering will not be released from the trust account until the earliest to occur of: (a) the completion of our initial business combination, (b) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (i) to modify the substance or timing of its obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or (ii) with respect to any other provisions relating to shareholders' rights or pre-initial Business Combination activity and (c) the redemption of all of our public shares if we have not completed our initial business combination within 24 months from the closing of the Initial Public Offering, or 27 months from the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering,, subject to applicable law.

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

As indicated in the accompanying unaudited condensed interim financial statements, as of March 31, 2021, we had approximately $1.2 million in cash. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

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

For the three months ended March 31, 2021, we had net income of $54.0 million, which consisted a decrease in fair value of the Class A Public Warrants liability of $10.1 million, a decrease in fair value of the Forward Purchase Securities liability of $22.5 million, a decrease in fair value of the Class L ordinary shares liability of $21.7 million, and interest income on marketable securities held in the trust account of $0.1 million, offset by formation and operating costs of $0.2 million.

For the period from July 7, 2020 (inception) through December 31, 2020, we had a net loss of $113.6 million, which consisted of formation and operating costs of $0.3 million, increase in fair value of the Class A Public Warrants liability of $13.4 million, increase in fair value of the Forward Purchase Securities liability of $9.5 million, and increase in fair value of the Class L ordinary share liability of $90.5 million, offset by interest income on marketable securities held in the trust account of $0.1 million.

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

For the three months ended March 31, 2021, cash used in operating activities was $0.2 million. Net income of $54.0 million was affected by a non-cash gain on the change in fair value of the Class A Public Warrants liability of $10.1 million, a non-cash gain on the change in fair value of the Forward Purchase Securities liability of $22.5 million, and a non-cash gain on the change in fair value of the Class L ordinary share liability of $21.7 million, and interest earned on marketable securities held in the trust account of $0.1 million.

As of March 31, 2021, we had cash and marketable securities of $402.6 million held in the trust account. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less taxes paid and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes. During the period, we did not withdraw any of interest earned on the trust account to pay for our franchise taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021, we had cash of approximately $1.2 million outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

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

Off-Balance Sheet Financing Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of unaudited condensed interim financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed interim financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our unaudited condensed balance sheet.

Class A Public Warrants Liability, Forward Purchase Security Liability, and Class L Ordinary Shares Liability

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

Net Income (Loss) Per Ordinary Share

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed interim financial statements.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an "emerging growth company" and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our unaudited condensed interim financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 4. Controls and Procedures.

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

As of March 31, 2021, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due solely to the material weakness in our internal control over financial reporting. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited condensed interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed interim financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our audited financial statements described in the Annual Report (Amendment No. 1) on Form 10-K/A had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10Q include the risk factors described in our Annual Report as amended on Amendment No. 1 of Form 10- K/A for the year ended December 31, 2020 filed with the SEC on May 17, 2021. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC.

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

RIBBIT LEAP, LTD.

Date: May 17, 2021	By:	/s/ Meyer Malka
Meyer Malka
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: May 17, 2021	By:	/s/ Cynthia McAdam
Cynthia McAdam
Chief Operating Officer (Principal Financial Officer)