Form 10-Q
period 2021-06-30
Ribbit LEAP, Ltd.
filed 2021-08-12
CIK 1818346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 11, 2021, there were 41,255,000 Class A ordinary shares, par value $0.0001 per share, 4,472,222 Class B ordinary shares, par value $0.0001 per share, and 12,777,778 Class L ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

RIBBIT LEAP, LTD.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Condensed Interim Financial Statements

RIBBIT LEAP, LTD.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash	$1,013,497	$1,444,127
Prepaid assets	282,000	260,000
Total current assets	1,295,497	1,704,127

Cash and marketable securities held in Trust Account	402,642,346	402,585,717
Other long-term assets	47,152	168,403
TOTAL ASSETS	$403,984,995	$404,458,247

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$83,474	$138,598
Total current liabilities	83,474	138,598

Class A public warrants liability	18,032,000	34,212,500
Forward purchase securities liability	11,450,000	38,570,000
Class L ordinary shares liability	42,250,000	90,540,000
Deferred underwriting commissions	14,087,500	14,087,500
Total Liabilities	85,902,974	177,548,598

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 31,308,202 and 22,190,965 at $10.00 per share redemption value at June 30, 2021 and December 31, 2020, respectively	313,082,020	221,909,648

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Class A ordinary shares $0.0001 par value; 600,000,000 shares authorized; 9,946,798 and 19,064,035 issued and outstanding (excluding 31,308,202 and 22,190,965 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	995	1,906
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 4,472,222 issued and outstanding at June 30, 2021 and December 31, 2020	447	447
Additional paid-in capital	27,474,538	118,645,999
Accumulated deficit	(22,475,979)	(113,648,351)
Total Shareholders’ Equity	5,000,001	5,000,001
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$403,984,995	$404,458,247

The accompanying notes are an integral part of the unaudited condensed interim financial statements.

RIBBIT LEAP, LTD.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30,2021
	(Unaudited)	(Unaudited)
Formation and operating costs	$228,883	$474,757
Loss from operations	$(228,883)	$(474,757)
Other income:
Change in fair value of Class A public warrants liability	6,118,000	16,180,500
Change in fair value of forward purchase securities liability	4,670,000	27,120,000
Change in fair value of Class L ordinary shares liability	26,640,000	48,290,000
Interest earned on marketable securities held in Trust Account	4,957	56,629
Net Income	$37,204,074	$91,172,372

Weighted average shares outstanding of redeemable ordinary shares, basic and diluted	40,250,000	40,250,000
Basic and diluted net income per redeemable ordinary share	$0.00	$0.00

Weighted average shares outstanding of non-redeemable ordinary shares, basic	5,477,222	5,477,222
Basic net income per non-redeemable ordinary share	$6.79	$16.64

Weighted average shares outstanding of non-redeemable ordinary shares, dilutive	5,477,222	5,885,766
Dilutive income per non-redeemable ordinary share	$5.67	$12.73

The accompanying notes are an integral part of the unaudited condensed interim financial statements.

RIBBIT LEAP, LTD.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

	Ordinary Shares				Additional		Total
	Class A		Class B		paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Equity
Balance – December 31, 2020	19,064,035	$1,906	$4,472,222	$447	$118,645,999	$(113,648,351)	$5,000,001
Ordinary shares subject to possible redemption	(5,396,830)	(539)	—	—	(53,967,759)	—	(53,968,298)
Net income	—	—	—	—	—	53,968,298	53,968,298
Balance – March 31, 2021	13,667,205	$1,367	$4,472,222	$447	$64,678,240	$(59,680,053)	$5,000,001
Ordinary shares subject to possible redemption	(3,720,407)	(372)	-	-	(37,203,702)	-	(37,204,074)
Net income	-	-	-	-	-	37,204,074	37,204,074
Balance – June 30, 2021	9,946,798	$995	$4,472,222	$447	$27,474,538	$(22,475,979)	$5,000,001

The accompanying notes are an integral part of the unaudited condensed interim financial statements.

RIBBIT LEAP, LTD.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net income	$91,172,372
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of Class A public warrants liability	(16,180,500)
Change in fair value of forward purchase securities liability	(27,120,000)
Change in fair value of Class L ordinary shares liability	(48,290,000)
Interest earned on marketable securities held in Trust Account	(56,629)
Changes in operating assets and liabilities:
Prepaid expenses	(22,000)
Other long-term assets	121,251
Accounts payable and accrued expenses	(55,124)
Net cash used in operating activities	(430,630)

Net Change in Cash	(430,630)
Cash – Beginning of the Period	1,444,127
Cash – End of the Period	$1,013,497

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Change in value of Class A ordinary shares subject to possible redemption	$91,172,372

The accompanying notes are an integral part of the unaudited condensed interim financial statements.

RIBBIT LEAP, LTD.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Organization and Business Operations

Ribbit LEAP, Ltd. (the “Company”) is a blank check company incorporated on July 7, 2020 (inception) as a Cayman Islands exempted company with limited liability for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from July 7, 2020 (inception) through June 30, 2021, relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) described below, and the Company’s search for a target company for its initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Ribbit LEAP Sponsor, Ltd., a Cayman Islands exempted company with limited liability (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on September 10, 2020. On September 15, 2020, the Company consummated its Initial Public Offering of 40,250,000 units (each, a “Unit” and collectively, the “Units”), including the 5,250,000 Units as a result of the underwriters’ exercise of their over-allotment option at $10.00 per Unit, generating gross proceeds of $402.5 million and incurring offering costs of approximately $22.9 million, inclusive of approximately $14.1 million in deferred underwriting commissions (Note 5). Each Unit consists of one Class A ordinary share, $0.0001 par value per share (the “Class A ordinary shares”), and one-fifth of one redeemable warrant (the “Public Warrants”), each whole Public Warrant entitling the holder thereof to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the partner or otherwise acquires a controlling interest in the partner sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended.

The Company will provide the holders (the “Public Shareholders”) of its outstanding shares of Class A ordinary shares, sold in the Initial Public Offering (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4), and any Public Shares purchased during or after the Public Offering in favor of a Business Combination. In addition, the Sponsor, officers and directors (the “initial shareholders”) have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares owned by it in connection with the completion of a Business Combination.

Notwithstanding the foregoing, the Company’s amended and restated memorandum and articles of association provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the shares of Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.

The Company’s initial shareholders have agreed not to propose an amendment to the amended and restated memorandum and articles of association that would modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within 24 months from the closing of the Public Offering, or 27 months from the closing of this Initial Public Offering if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination within 24 months from the closing of the Initial Public Offering (the “Combination Period”), or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their shares of Class A ordinary shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Company’s initial shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders or members of the Company’s management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account (or less than that in certain circumstances). In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective partner business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective partner businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or any future interim periods.

The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company’s Annual Report (Amendment No. 1) on Form 10-K/A for the year ended December 31, 2020, as filed with the SEC on May 17, 2021, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2020, is derived from the audited financial statements presented in the Company’s Annual Report (Amendment No. 1) on Form 10-K/A for the year ended December 31, 2020.

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

Liquidity and Capital Resources

The accompanying unaudited condensed interim financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2021, the Company had approximately $1.0 million in its operating bank account and working capital of approximately $1.2 million. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.

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

As of June 30, 2021, the Company had cash and cash equivalents of $1.0 million outside of the Trust Account. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete the initial Business Combination.

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating the business prior to the initial Business Combination. However, if the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate the business prior to the initial Business Combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, the Company would repay such loaned amounts. In the event that the Company’s initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1.5 million of such loans may be convertible into private placement shares at a price of $10.00 per share at the option of the lender. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of the initial Business Combination, the Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the trust account. In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined these conditions raise substantial doubt about the Company’s ability to continue as a going concern through the Combination Period, which is the date the Company is required cease all operations except for the purpose of winding up if it has not completed a business combination. These unaudited condensed interim financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Use of Estimates

The preparation of unaudited condensed interim financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed interim financial statements and the reported amounts of expenses during the reporting period. Amounts could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $1.0 million and $1.4 million in cash as of June 30, 2021, and December 31, 2020, respectively. The Company did not have any cash equivalents, outside of the funds held in the Trust Account, as of June 30, 2021, or December 31, 2020.

Class A Public Warrants Liability, Forward Purchase Securities Liability, and Class L Ordinary Shares Liability

The Company accounts for the Class A Public Warrants, Forward Purchase Securities (as defined in Note 4), and Class L ordinary shares as liability-classified instruments based on an assessment of the applicable authoritative guidance in FASB ASC Topic 480, Distinguishing Liabilities from Equity (“FASB ASC Topic 480”) and FASB ASC Topic 815, Derivatives and Hedging, (“FASB ASC Topic 815”). The assessment considers whether the Class A Public Warrants, Forward Purchase Securities, and Class L ordinary shares are freestanding financial instruments pursuant to FASB ASC Topic 480, meet the definition of a liability, and meet all of the requirements for equity classification under FASB ASC Topic 815, including whether the Class A Public Warrants, Forward Purchase Securities, and Class L ordinary shares are indexed to the Company’s own ordinary shares and whether the holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Class A Public Warrants and Class L ordinary shares, and upon execution of the Forward Purchase Securities Agreement and as of each subsequent quarterly period end date while the Class A Public Warrants, Forward Purchase Securities, and Class L ordinary shares are outstanding. The Company determined that the Class A Public Warrants, Forward Purchase Securities, and Class L ordinary shares did not meet all the criteria for equity classification because they did not meet the criteria to be considered indexed to the Company’s stock. Accordingly, the Class A Public Warrants, Forward Purchase Securities, and Class L Ordinary Shares were recorded at their initial fair value on the date of issuance, and are adjusted to fair value at each balance sheet date thereafter. Changes in the estimated fair value of these instruments are recognized as a gain or loss as a component of other income (expense) in the condensed statement of operations.

Marketable Securities Held in Trust Account

As of June 30, 2021, the assets held in the Trust Account were invested in money market funds. As of December 31, 2020, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

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

The Company’s unaudited condensed statement of operations includes a presentation of net income per share for ordinary shares in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted, for the Initial Public Offering Class A redeemable ordinary shares is calculated by dividing the interest income earned on investments held in  the Trust Account of $4,957 and $56,629 for the three and six months ended June 30, 2021, respectively, by the weighted average number of Initial Public Offering Class A redeemable ordinary shares of 40,250,000 ordinary shares outstanding since issuance for both periods.

Net income per ordinary share, basic, for Class B non-redeemable ordinary shares and Class A non-redeemable ordinary Private Placement Shares is calculated by dividing the net income of $37,204,074 and $91,172,372, less income attributable to the Initial Public Offering Class A redeemable ordinary shares of $4,957 and $56,629, for the three and six months ending June 30, 2021, respectively, by the weighted average number of Class B non-redeemable ordinary shares and Class A non-redeemable ordinary Private Placement Shares outstanding for the period.

Net income per ordinary share, diluted, for Class B non-redeemable ordinary shares and Class A non-redeemable ordinary Private Placement Shares is calculated by dividing the net income of $37,204,074 and $91,172,372, less income attributable to the Initial Public Offering Class A redeemable ordinary shares of $4,957 and $56,629 and change in fair value of Class A public warrants liability of $6,118,000 and $16,180,500, for the three and six months ending June 30, 2021, respectively, by the weighted average number of Class B non-redeemable ordinary shares and Class A non-redeemable ordinary Private Placement Shares and potentially dilutive shares outstanding during the period, including the potentially dilutive shares resulting from the conversion of the redeemable warrants and excluding the effect of contingently issuable Class L ordinary shares and securities subject to Forward Purchase Agreement, using the treasury stock method. Non-redeemable ordinary shares include the Class B Founder Shares and the Class A Private Placement Shares, as these shares do not have any redemption features and do not participate in the income earned on the investments held in the Trust Account.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2021, and December 31, 2020, 31,308,202 and 22,190,965 Class A ordinary shares subject to possible redemption, respectively, are presented as temporary equity (for mezzanine), outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheet.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of June 30, 2021, and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

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

As of June 30, 2021, and December 31, 2020, the carrying values of cash, accounts payable, accrued expenses, and advances from related party approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities held in the Trust Account is comprised of investment in a money market funds selected by the Company. The fair value for trading securities is determined using quoted market prices in active markets.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed interim financial statements. The unaudited condensed interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Offering Costs

Offering costs consist of legal, accounting, and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering and were charged to shareholders’ equity upon the completion of the Initial Public Offering in September 2020.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021, and December 31, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no amounts accrued for interest and penalties as of June 30, 2021, and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed interim financial statements.

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

Note 4 — Related Party Transactions

Founder Shares

On July 20, 2020, the Sponsor paid $25,000 in consideration for 25,000 ordinary shares (the “Founder Shares”), par value $1.00 per share. Up to 3,261 Founder Shares were subject to forfeiture to the extent that the over-allotment option was not exercised in full by the underwriters. On September 15, 2020, the underwriters exercised the over-allotment option in full; thus these Founder Shares are no longer subject to forfeiture.

Class B Ordinary Shares

On September 2, 2020, the Company filed an amended and restated memorandum and articles of association. Pursuant to the amendment, the then-outstanding 25,000 ordinary shares (of which 3,261 ordinary shares were subject to forfeiture if the underwriters did not exercise their over-allotment option), were subdivided into 4,472,222 Class B ordinary shares (of which 583,333 Class B ordinary shares were subject to forfeiture if the underwriters did not exercise their over-allotment option) and 12,777,778 Class L ordinary shares (of which 1,666,667 Class L ordinary shares were subject to forfeiture if the underwriters did not exercise their over-allotment option). Upon subdivision, the Sponsor paid approximately $0.0014 per share for the Founder Shares. Unless the context otherwise implies, all share and per-share amounts in this unaudited condensed interim financial statement have been retroactively restated to reflect the stock split. On September 15, 2020, the underwriters exercised the over-allotment option in full; thus, the ordinary shares discussed above are no longer subject to forfeiture.

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

Class L Ordinary Shares

The Sponsor owns 12,777,778 Class L ordinary shares (up to 1,666,667 Class L ordinary shares of which were subject to forfeiture). On September 15, 2020, the underwriters exercised the over-allotment option in full; thus, the ordinary shares discussed above are no longer subject to forfeiture.

The Class L ordinary shares are non-voting and will convert into Class A ordinary shares following the initial Business Combination to the extent certain triggering vesting events occur prior to the 10th anniversary of the initial Business Combination. The Class L ordinary shares vest in four equal tranches upon achieving outsized share performance. If between the one year anniversary and the ten year anniversary of the initial Business Combination the closing price of the Company’s Class A ordinary shares equals or exceeds specified per share trading price targets, subject to adjustment for any 20 trading days within a 30-trading day period (the four vesting price targets equal $20.00 (“First Price Vesting”), $30.00 (“Second Price Vesting”), $40.00 (“Third Price Vesting”), and $50.00 (“Fourth Price Vesting”)), one-fourth of the Class L ordinary shares will automatically convert into Class A ordinary shares on a 1-for-1 basis. For example, if fifteen months following the consummation of the initial Business Combination the closing price of the Class A ordinary shares equals or exceeds $30.00 but does not exceed $40.00 for 20 trading days within a 30-trading day period, both the First Price Vesting and Second Price Vesting target achievements will be met, resulting in a total of 6,388,888 Class L Shares converting into 6,388,888 Class A ordinary shares, representing 3,194,444 associated with the First Price Vesting and 3,194,444 associated with the Second Price Vesting (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like). The Class L ordinary shares vest upon the consummation of specified strategic transactions consummated after the one-year anniversary of the initial Business Combination that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property at an effective price of at least $15.00 per Class A ordinary share (a “Qualifying Strategic Transaction”). For example, if nine months following the consummation of the initial Business Combination the Company consummates a Qualifying Strategic Transaction, all of the issued and outstanding Class L ordinary shares will automatically convert into 5,589,324 Class A ordinary shares, such that sum of Class B ordinary shares owned by the Sponsor at the time of the Initial Public Offering and the Class A ordinary shares issued as a result of the conversion of Class L ordinary shares at the time Qualifying Strategic Transaction will equal 20% of the sum of total Class A ordinary shares issued in the Initial Public Offering, the Class B ordinary shares owned by the Sponsor at the time of the Initial Public Offering, and the Class A ordinary shares issued as a result of the conversion of Class L ordinary shares at the time of the Qualifying Strategic Transaction (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like). In the event of any Strategic Transaction occurring after the one-year anniversary of the initial Business Combination that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property with an effective price of at least $10.00 per Class A ordinary share, all of the then-outstanding Class L ordinary shares will convert into Class A ordinary shares as follows:

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

Promissory Note - Related Party

On July 17, 2020, the Sponsor agreed to make available to the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This Note was non-interest bearing and payable on the earlier of the closing of the Initial Public Offering or the date on which the Company determines not to consummate the Initial Public Offering. During August 2020 and September 2020, the Company borrowed $200,000 under the Note. The Company fully repaid the Note in September 2020.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement shares at a price of $10.00 per share. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021, and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

The Company entered into an agreement, commencing on September 10, 2020, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, secretarial, and administrative services. This agreement was waived in writing between the Company and the Sponsor in September 2020, and therefore no administrative fees will be paid to the Sponsor.

Note 5 — Commitments and Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Shares, including the Private Placement Shares issuable upon conversion of Working Capital Loans, the Forward Purchase Securities, and the Class A ordinary share issuable upon conversion of the Class L ordinary shares and Forward Purchase Warrants underlying the Forward Purchase Securities, are entitled to registration rights pursuant to a registration rights agreement signed in connection with the Initial Public Offering. These holders will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, these holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Note 6 — Class A Public Warrants Liability and Class L Ordinary Shares Liability

Class A Public Warrants

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the date of completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed; provided that if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company has failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The warrants have an exercise price of at $11.50 per share and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. The exercise price and number of ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, recapitalization, reorganization, merger or consolidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares, Class L ordinary shares or forward purchase securities held by the Sponsor or such affiliates, as applicable, prior to such issuance), or the “Newly Issued Price,” (y) the aggregate gross proceeds from such issuances represent more than 50% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the 20 trading day period starting on the trading day after the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption; and
●	if, and only if, the last reported sales price (the “closing price”) of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

In addition, commencing 90 days after the warrants become exercisable, the Company may redeem the warrants:

●	in whole and not in part;
●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of the Class A ordinary shares (as defined below);
●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $10.00 per Public Share (as adjusted per share subdivisions, share dividends, reorganizations, recapitalizations and the like) on the trading day before the Company sends the notice of redemption to the warrant holders; and
●	if, and only if, there is an effective registration statement covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating thereto available throughout the 30-day period after written notice of redemption is given.

The “fair market value” of the Class A ordinary shares shall mean the volume weighted average price of the Class A ordinary shares as reported during the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. Additionally, in no event will the Company be required to net cash settle any Warrants. If the Company is unable to complete the initial Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants.

Accordingly, the warrants may expire worthless.

Class L ordinary shares

The Company is authorized to issue 15,000,000 Class L ordinary shares with a $0.0001 par value. As of June 30, 2021, there were 12,777,778 Class L ordinary shares issued and outstanding. The Class L ordinary shares are non-voting and will convert into Class A ordinary shares following the initial Business Combination to the extent certain triggering vesting events occur prior to the 10th anniversary of the initial Business Combination as described in Note 4. Any Class L shares that remain outstanding upon the 10th anniversary of the initial Business Combination will be automatically forfeited.

Note 7 — Shareholders’ Equity

Class A ordinary shares

The Company is authorized to issue 600,000,000 Class A ordinary shares with a $0.0001 par value. As of June 30, 2021, there were 9,946,798 Class A ordinary shares issued and outstanding, excluding 31,308,202 Class A ordinary shares subject to possible redemption. As of December 31, 2020, there were 19,064,035 Class A ordinary shares issued and outstanding, excluding 22,190,965 Class A ordinary shares subject to possible redemption.

Class B ordinary shares

The Company is authorized to issue 10,000,000 Class B ordinary shares with a $0.0001 par value. As of June 30, 2021, and December 31, 2020, there were 4,472,222 Class B ordinary shares issued and outstanding, of which 583,333 Class B ordinary shares were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part. The underwriters exercised this option in full on September 15, 2020; thus, these Class B ordinary shares are no longer subject to forfeiture.

Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law or stock exchange rule; provided that only holders of the Class B ordinary shares shall have the right to vote on the election of the Company’s directors prior to the initial Business Combination. Each Class B ordinary share will convert at the option of the holder into one Class A ordinary share at any time after the initial Business Combination (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations, and the like).

Preference shares

The Company is authorized to issue 1,000,000 preference shares with a $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021, and December 31, 2020, there were no preference shares issued or outstanding.

Note 8 – Fair Value Measurements

The Company follows the guidance in FASB ASC Topic 820, Fair Value Measurement, (“FASB ASC Topic 820”). for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities).

Level 1 instruments include investments in money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC Topic 320 “Investments – Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying unaudited condensed balance sheet and adjusted for the amortization or accretion of premiums or discounts.

As of December 31, 2020, assets held in the Trust Account were comprised of $389 in cash and $402,585,328 in U.S. Treasury securities. The unrealized gross holding losses and fair value of held-to-maturity securities as of December 31, 2020 were as follows:

				Unrealized
			Amortized	Gross
	Level	Held-To-Maturity	Cost	Holding Loss	Fair Value
December 31, 2020	1	U.S. Treasury Securities (Mature on 3/18/2021)	$402,585,328	$(11,602)	$402,573,726

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2021, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	June 30,	Quoted Prices in	Significant Other	Significant Other
	2021	Active	Observable	Unobservable
Description	(Unaudited)	Markets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets held in Trust Account:
Marketable securities	$402,642,346	$402,642,346	$—	$—
Total	$402,642,346	$402,642,346	$—	$—

The following table presents the Company’s fair value hierarchy for liabilities measured at fair value on a recurring basis as of December 31, 2020:

Description	Level 1	Level 2	Level 3	Total
Liabilities:
Class A public warrants liability	$34,212,500	$—	$—	$34,212,500
Forward purchase securities liability	—	—	38,570,000	38,570,000
Class L ordinary shares liability	—	—	90,540,000	90,540,000
Total	$34,212,500	$—	$129,110,000	$163,322,500

The following table presents the Company’s fair value hierarchy for liabilities measured at fair value on a recurring basis as of June 30, 2021:

				Total
Description	Level 1	Level 2	Level 3	(Unaudited)
Liabilities:
Class A public warrants liability	$18,032,000	$—	$—	$18,032,000
Forward purchase securities liability	—	—	11,450,000	11,450,000
Class L ordinary shares liability	—	—	42,250,000	42,250,000
Total	$18,032,000	$—	$53,700,000	$71,732,000

Class A Public Warrant Liability

The Class A Public Warrants are accounted for as liabilities pursuant to FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC Topic 815-40”) and are measured at fair value as of each reporting period. Changes in the fair value of the Class A Public Warrants are recorded in the condensed statement of operations each period. The Class A Public Warrants were valued using the instrument’s publicly listed trading price (NYSE: LEAP.WS) as of the balance sheet date.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Class A Public Warrants transferred from a Level 2 measurement to a Level 1 fair value measurement in July 2020, when the Class A Public Warrants were separately listed and traded.

Forward Purchase Securities Liability

The Forward Purchase Securities were valued using a forward pricing method in an arbitrage free-framework, which is considered to be a Level 3 fair value measurement. Under the net assets method utilized, the aggregate commitment of $100.0 million pursuant to the Forward Purchase Agreement is discounted to present value and compared to the fair value of the common stock and warrants to be issued pursuant to the Forward Purchase Agreement. The fair value of the common stock and warrants to be issued under the Forward Purchase Agreement is based on the public trading price of the Units issued in the Company’s Initial Public Offering. The excess (liability) or deficit (asset) of the fair value of the common stock and warrants to be issued compared to the $100.0 million fixed commitment is the fair value conclusion.

The key inputs into the valuation of the Forward Purchase Securities were:

	As of
	June 30, 2021	As of
Input	(Unaudited)	December 31, 2020
Risk-free rate	0.07%	0.11%
Remaining term in years	1.00	1.50

The following table presents a summary of the changes in the fair value of the Forward Purchase Securities liability, a Level 3 liability, measured on a recurring basis, as of December 31, 2020, and June 30, 2021:

Forward Purchase
Securities Liability
Fair value, July 7, 2020 (inception)	$—
Initial measurement on September 15, 2020	29,030,000
Change in fair value of forward purchase securities liability	9,540,000
Fair Value, December 31, 2020	38,570,000
Change in fair value of forward purchase securities liability	(27,120,000)
Fair Value, June 30, 2021 (unaudited)	$11,450,000

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

The key inputs into the valuation of the Class L ordinary shares were:

	As of
	June 30, 2021	As of
Input	(Unaudited)	December 31, 2020
Risk-free rate	1.49%	1.01%
Remaining term in years	11.01	11.50
Volatility	23.6%	30.50%
Underlying share price	$10.69	$12.99

The following table presents a summary of the changes in the fair value of the Class L ordinary shares liability, a Level 3 liability, measured on a recurring basis, as of December 31, 2020, and June 30, 2021:

Class L Ordinary
Securities Liability
Fair value, July 7, 2020 (inception)	$—
Initial measurement on September 2, 2020	—
Change in fair value of Class L ordinary shares liability	90,540,000
Fair Value, December 31, 2020	90,540,000
Change in fair value of Class L ordinary shares liability	(48,290,000)
Fair Value, June 30, 2021 (unaudited)	$42,250,000

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

Overview

We are a blank check company incorporated on July 7, 2020, as a Cayman Islands exempted company with limited liability for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

We have not selected any specific business combination target. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement, our shares, debt or a combination of cash, equity, and debt.

The registration statement for our initial public offering was declared effective on September 10, 2020 (the “Initial Public Offering”). On September 15, 2020, we consummated the initial public offering of 40,250,000 units, including the 5,250,000 units as a result of the underwriters’ exercise of their over-allotment option at $10.00 per unit, generating gross proceeds of $402.5 million and incurring offering costs of approximately $22.9 million, inclusive of approximately $14.1 million in deferred underwriting commissions. Each unit consists of one Class A ordinary share, $0.0001 par value per share, and one-fifth of one redeemable warrant, each whole public warrant entitling the holder thereof to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment.

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

The issuance of additional shares in a business combination, including pursuant to the forward purchase agreement:

●	may significantly dilute the equity interest of investors in this offering;
●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;
●	could cause a change in control if a substantial number of our Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;
●	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and
●	may not result in adjustment to the exercise price of our warrants.

Similarly, if we issue debt or otherwise incur significant debt, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
●	our inability to pay dividends on our Class A ordinary shares;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying unaudited condensed interim financial statements, as of June 30, 2021, we had approximately $1.0 million in cash. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

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

While we may pursue a business combination target in any business, industry, sector, or geographical location, we are focusing on the biotechnology sector to capitalize on the expertise and capabilities of our management team in order to create long-term shareholder value. In particular, we expect to target businesses in developed countries including, but not limited to, the United States and countries in Europe. We may pursue a transaction in which our shareholders immediately prior to the completion of our initial business combination would collectively own a minority interest in the post-business combination company.

For the three and six months ended June 30, 2021, we had net income of $37.2 million and $91.2 million, which consisted of a decrease in fair value of the Class A public warrants liability of $6.1 million and $16.2 million, a decrease in fair value of the forward purchase securities liability of $4.7 million and $27.1 million, a decrease in fair value of the Class L ordinary shares liability of $26.6 million and $48.3 million, and interest income on marketable securities held in the trust account of $5,000 and $57,000, offset by formation and operating costs of $0.2 million and $0.5 million, respectively.

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

For the six months ended June 30, 2021 , cash used in operating activities was $0.4 million. For six months ended June 30 2021, net income of $91.2 million was affected by a non-cash gain on the change in fair value of the Class A Public Warrants liability of $16.2 million, a non-cash gain on the change in fair value of the Forward Purchase Securities liability of $27.1 million, and a non-cash gain on the change in fair value of the Class L ordinary share liability of $48.3 million, and interest earned on marketable securities held in the trust account of $57,000.

As of June 30, 2021, we had cash and marketable securities of $402.6 million held in the trust account. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less taxes paid and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes. During the period, we did not withdraw any of interest earned on the trust account to pay for our franchise taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021, we had cash of approximately $1.0 million outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to our initial business combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1.5 million of such loans may be convertible into private placement shares at a price of $10.00 per share at the option of the lender. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

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

COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus first identified in Wuhan, China (the “COVID-19 Outbreak”) and the risks to the international community as the virus spreads globally. In March 2020, the WHO classified the COVID-19 Outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 Outbreak continues to evolve as of this date. As such, we cannot estimate the full magnitude that the pandemic will have on our business. If the COVID-19 Outbreak continues, it may have a material adverse effect on our operations and financial condition, liquidity, future results of operations, capital resources, going concern considerations, and/or our search for a target company.

We are actively monitoring the impact of the global pandemic on our financial condition, liquidity, operations, industry, and workforce. Given the daily evolution of the COVID-19 Outbreak and the global responses, we are not able to estimate the effects of the COVID-19 Outbreak on our results of operations, financial condition, liquidity, capital resources, and/or our search for a target company. The impacts of the current COVID-19 pandemic are broad reaching and the impacts to us is to date unknown.

Off-Balance Sheet Financing Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of June 30,2021, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than the underwriters are entitled to a deferred fee of $14.1 million in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.

In September 2020, we entered into a forward purchase agreement that will provide for the purchase by an affiliate of our sponsor of an aggregate of 10,000,000 Class A ordinary shares and 2,000,000 redeemable warrants, for an aggregate purchase price of $100,000,000, or $10.00 per one Class A ordinary share and one-fifth of one redeemable warrant, in a private placement to close substantially concurrently with the closing of our initial business combination. The obligations under the forward purchase agreement will not depend on whether any Class A ordinary shares are redeemed by our public shareholders. The Class A ordinary shares and redeemable warrants issuable pursuant to the forward purchase agreement will be identical to the Class A ordinary shares and redeemable warrants included in the units in the Initial Public Offering, respectively, except that the affiliate of our sponsor will have certain registration rights, as described herein.

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

Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our unaudited condensed balance sheet.

Class A Public Warrants Liability, Forward Purchase Security Liability, and Class L Ordinary Shares Liability

We account for the Class A Public Warrants, Forward Purchase Securities, and Class L ordinary shares in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging,” (“FASB ASC Topic 815”). under which the Class A public warrants, forward purchase securities, and Class L ordinary shares do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Class A public warrants, forward purchase securities, and Class L ordinary shares as liabilities at their fair value and adjust the Class A public warrants, forward purchase securities, and Class L ordinary shares to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our condensed statement of operations. The fair value of the Class A public warrants has been estimated using the quoted market price.

Net Income (Loss) Per Ordinary Share

We apply the two-class method in calculating earnings (loss) per share. Net income (loss) per ordinary share, basic and diluted, for the Initial Public Offering Class A redeemable ordinary shares is calculated by dividing the interest income earned on investments held in the trust account, by the weighted average number of the Initial Public Offering Class A redeemable ordinary shares outstanding since issuance. Net loss per ordinary share, basic and diluted, for the Class B non-redeemable ordinary shares and the Class A non-redeemable ordinary private placement shares is calculated by dividing net loss, less income attributable to the Initial Public Offering Class A redeemable ordinary shares, by the weighted average number of shares of the Class B non-redeemable ordinary shares and the Class A non-redeemable ordinary private placement shares outstanding for the period. Non-redeemable ordinary shares include the Class B founder shares and the Class A private placement shares, as these shares do not have any redemption features and do not participate in the income earned on the investments held in the trust account.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed interim financial statements.

JOBS Act

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Business Startups Act of 2012, (the “JOBS Act”). The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. As an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our unaudited condensed interim financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (who serves as our principal executive officer) and Chief Operating Officer (who serves as our principal financial and accounting officer), to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2021, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Operating Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Operating Officer concluded that, during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due solely to the material weakness in our internal control over financial reporting described in “Management’s Report on Internal Control over Financial Reporting” included in our Annual Report on Form 10-K/A as filed with the SEC on May 17, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited condensed interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed interim financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management is in the process of implementing remediation steps to address the material weakness that led to the restatement of our audited financial statements described in the Annual Report (Amendment No. 1) on Form 10-K/A as filed with the SEC on May 17, 2021, and to improve our internal control over financial reporting. Specifically, we are expanding and improving our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10Q include the risk factors described in our Annual Report as amended on Amendment No. 1 of Form 10-K/A for the year ended December 31, 2020 filed with the SEC on May 17, 2021 (“Annual Report”). As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 15, 2020, we consummated the Initial Public Offering of 40,250,000 Units (each, a “Unit” and collectively, the “Units”), including the 5,250,000 Units as a result of the underwriters’ exercise of their over-allotment option, at a price of $10.00 per Unit, generating gross proceeds of $402.5 million. Each Unit consisted of one Class A ordinary share, $0.0001 par value per share, and one-fifth of one redeemable warrant, each warrant entitling the holder thereof to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment. J.P. Morgan Securities LLC acted as the sole book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statements on Form S-1 (No. 333-248415). The SEC declared the registration statements effective on September 10, 2020.

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

The Company’s Sponsor, officers and directors (the “initial shareholders”) have agreed not to propose an amendment to the amended and restated memorandum and articles of association that would modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial business combination or to redeem 100% of its Public Shares if the Company does not complete a business combination within 24 months from the closing of the Initial Public Offering, or 27 months from the closing of this Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of this offering (the “Combination Period”), or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless the Company provides the public shareholders with the opportunity to redeem their shares of Class A ordinary shares in conjunction with any such amendment.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d- 14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Operating Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Operating Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIBBIT LEAP, LTD.

Date: August 11, 2021	By:	/s/ Meyer Malka
Meyer Malka
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 11, 2021	By:	/s/ Cynthia McAdam
Cynthia McAdam
Chief Operating Officer
(Principal Financial Officer)