Form 10-Q
period 2021-09-30
Ribbit LEAP, Ltd.
filed 2021-11-12
CIK 1818346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of  November 12, 2021, there were 41,255,000 Class A ordinary shares, par value $0.0001 per share, 4,472,222 Class B ordinary shares, par value $0.0001 per share, and 12,777,778 Class L ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

RIBBIT LEAP, LTD.

Quarterly Report on Form 10-Q

		Page No.

	PART I. FINANCIAL INFORMATION

Item 1.	Condensed Interim Financial Statements (Unaudited)	3

	Condensed Balance Sheets as of September 30, 2021 and December 31, 2020 (Unaudited).	3

	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2021 and for the period from July 7, 2020 (inception) through September 30, 2020 (Unaudited)	4

	Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2021 and for the period from July 7,2020 (inception) through September 30, 2020 (Unaudited)	5

	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021 and for the period from July 7, 2020 (inception) through September 30, 2020 (Unaudited)	6

	Notes to Condensed Interim Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	31

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Mine Safety Disclosures	32

Item 5.	Other Information	32

Item 6.	Exhibits	33

SIGNATURES		34

PART I – FINANCIAL INFORMATION

Item 1. Condensed Interim Financial Statements (Unaudited)

RIBBIT LEAP, LTD.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2021	December 31, 2020

ASSETS
Current assets:
Cash	$869,689	$1,444,127
Prepaid assets	252,778	260,000
Total current assets	1,122,467	1,704,127

Cash and marketable securities held in Trust Account	402,671,143	402,585,717
Other long-term assets	—	168,403
TOTAL ASSETS	$403,793,610	$404,458,247

LIABILITIES, CLASS A REDEEMABLE SHARES, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$50,855	$138,598
Total current liabilities	50,855	138,598

Class A public warrants liability	10,867,500	34,212,500
Forward purchase securities liability	3,950,000	38,570,000
Class L ordinary shares liability	17,370,000	90,540,000
Deferred underwriting commissions	14,087,500	14,087,500
Total Liabilities	46,325,855	177,548,598

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 40,250,000 shares at $10.00 per share redemption value at September 30, 2021 and December 31, 2020	402,500,000	402,500,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Class A ordinary shares $0.0001 par value; 600,000,000 shares authorized; 1,005,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	101	101
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 4,472,222 shares issued and outstanding at September 30, 2021 and December 31, 2020	447	447
Additional paid-in-capital	—	—
Accumulated deficit	(45,032,793)	(175,590,899)
Total Shareholders’ Deficit	(45,032,245)	(175,590,351)
TOTAL LIABILITIES, CLASS A REDEEMABLE SHARES, AND SHAREHOLDERS’ DEFICIT	$403,793,610	$404,458,247

The accompanying notes are an integral part of the unaudited condensed interim financial statements.

RIBBIT LEAP, LTD.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM

JULY 7, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

(Unaudited)

			For the period
	Three Months Ended	Nine Months Ended	from July 7, 2020 (Inception)
	September 30, 2021	September 30, 2021	through September 30, 2020
Formation and operating costs	$187,563	$662,320	$84,593
Loss from operations	$(187,563)	$(662,320)	$(84,593)
Other income (expense):
Change in fair value of Class A public warrants liability	7,164,500	23,345,000	(644,000)
Change in fair value of forward purchase securities liability	7,500,000	34,620,000	(1,190,000)
Change in fair value of Class L ordinary shares liability	24,880,000	73,170,000	(48,940,000)
Interest earned on marketable securities held in Trust Account	28,797	85,426	—
Net income (loss)	$39,385,734	$130,558,106	$(50,858,593)

Weighted average shares outstanding of Class A redeemable ordinary shares, basic and diluted	40,250,000	40,250,000	40,250,000
Basic and diluted net income (loss) per redeemable ordinary share	$0.86	$2.86	$(2.75)

Weighted average shares outstanding of non-redeemable ordinary shares, basic and diluted	5,477,222	5,477,222	4,659,199
Basic and diluted net income (loss) per non-redeemable ordinary share	$0.86	$2.86	$(2.75)

The accompanying notes are an integral part of the unaudited condensed interim financial statements.

RIBBIT LEAP, LTD.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM JULY 7, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

(Unaudited)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021	1,005,000	$101	4,472,222	$447	$—	$(175,590,899)	$(175,590,351)
Net income	—	—	—	—	—	53,968,298	53,968,298
Balance – March 31, 2021	1,005,000	$101	4,472,222	$447	$—	$(121,622,601)	$(121,622,053)
Net income	—	—	—	—	—	37,204,074	37,204,074
Balance – June 30, 2021	1,005,000	$101	4,472,222	$447	$—	$(84,418,527)	$(84,417,979)
Net income	—	—	—	—	—	39,385,734	39,385,734
Balance – September 30, 2021	1,005,000	$101	4,472,222	$447	$—	$(45,032,793)	$(45,032,245)

	Ordinary shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – July 7, 2020 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of ordinary shares to Sponsor in private placement	—	—	4,472,222	447	24,553	—	25,000
Issuance of ordinary shares from private placement with Sponsor	1,005,000	101	—	—	10,049,900	—	10,050,001
Accretion of Class A ordinary shares subject to redemption value	—	—	—	—	(10,074,453)	(62,702,580)	(72,777,033)
Net loss	—	—	—	—	—	(50,858,593)	(50,858,593)
Balance – September 30, 2020	1,005,000	$101	4,472,222	$447	$—	$(113,561,173)	$(113,560,625)

The accompanying notes are an integral part of the unaudited condensed interim financial statements.

RIBBIT LEAP, LTD.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM JULY 7, 2020

(INCEPTION) THROUGH SEPTEMBER 30, 2020

(Unaudited)

		For the period
	For the Nine Months Ended	from July 7, 2020 (Inception)
	September 30, 2021	through September 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$130,558,106	$(50,858,593)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of Class A public warrants liability	(23,345,000)	644,000
Change in fair value of forward purchase securities liability	(34,620,000)	1,190,000
Change in fair value of Class L ordinary shares liability	(73,170,000)	48,940,000
Interest earned on marketable securities held in Trust Account	(85,426)	—
Changes in operating assets and liabilities:
Prepaid expenses	7,222	(242,500)
Other long-term assets	168,403	(229,028)
Accounts payable and accrued expenses	(87,743)	82,505
Net cash used in operating activities	(574,438)	(473,616)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(402,500,000)
Net cash used in investing activities	—	(402,500,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	—	25,000
Proceeds from issuance of Class L ordinary shares to Sponsor	—	—
Proceeds received from initial public offering, net of underwriting discounts and offering costs	—	393,689,968
Proceeds received from private placement	—	10,050,000
Proceeds from promissory note - related party	—	200,000
Repayment of promissory note - related party	—	(200,000)
Net cash provided by financing activities	—	403,764,968

Net Change in Cash	(574,438)	791,352
Cash – Beginning of the Period	1,444,127	—
Cash – End of the Period	$869,689	$791,352

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Offering costs included in accounts payable	$—	$16,345
Deferred offering costs paid in exchange for issuance of ordinary shares to sponsor	$—	$25,000
Deferred underwriting commissions in connection with the initial public offering	$—	$14,087,500
Initial fair value of Class A public warrants liability	$—	$20,849,500
Initial fair value of forward purchase securities liability	$—	$29,030,000

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from July 7, 2020 (inception) through September 30, 2021, relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) described below, and the Company’s search for a target company for its initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company’s initial shareholders have agreed not to propose an amendment to the amended and restated memorandum and articles of association that would modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within 24 months from the closing of the Public Offering, or 27 months from the closing of the Initial Public Offering if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination within 24 months from the closing of the Initial Public Offering (the “Combination Period”), or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their shares of Class A ordinary shares in conjunction with any such amendment.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or any future interim periods.

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

Revision to Previously Reported Financial Statements

In the Company’s previously issued financial statements, a portion of the Public Shares were classified as permanent equity to maintain shareholders’ equity of at least $5,000,001 on the basis that the Company can only consummate an initial business combination if the Company has net tangible assets of at least $5,000,001.

The Company has re-evaluated its application of ASC 480-10-99 to its accounting classification of the Public Shares. Upon re-evaluating, the Company determined that all Public Shares should be classified as temporary equity regardless of the minimum net tangible assets required by the Company to complete its initial business combination. In connection with the change in classification for the Public Shares, the Company also revised its earnings per share calculation to allocate net income (loss) pro-rata to 1) Class A ordinary shares subject to possible redemption and 2) Class B non-redeemable ordinary shares and Class A non-redeemable ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impacts were not material to any previously presented financial statements and such previously presented financial statements could still be relied upon. However, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements impacted should be revised to report all public shares as temporary equity. As such, the Company is revising in this quarterly report those periods presented herein that would have been impacted.

The revision was recorded as of September 15, 2020, the date of the Company’s Initial Public Offering, and prior period condensed financial statements have been revised. The revision had no impact on loss from operations, net income, or cash flows for the periods presented.

The impact on the individual line items of our consolidated financial statements from the adjustment were as follows:

	As of December 31, 2020
	As Restated	Adjustments	As Revised
Balance Sheet
Class A ordinary shares subject to possible redemption, $0.0001 par value; 40,250,000 at $10.00 per share redemption value at December 31, 2020	221,909,648	180,590,352	402,500,000

Shareholders’ equity (deficit)
Class A ordinary shares $0.0001 par value; 600,000,000 shares authorized; 1,005,000 issued and outstanding at December 31, 2020 (excluding 40,250,000 shares subject to possible redemption)	1,906	(1,805)	101
Class B ordinary shares, par value; 10,000,000 shares authorized; 4,472,222 issued and outstanding	447	—	447
Additional paid-in-capital	118,645,999	(118,645,999)	—
Accumulated deficit	(113,648,351)	(61,942,548)	(175,590,899)
Total shareholders’ equity (deficit)	5,000,001	(180,590,352)	(175,590,351)
Total Liabilities, Class A Redeemable Shares, and Shareholders’ Equity (Deficit)	$404,458,247	$—	$404,458,247

	For the period from July 7, 2020 (Inception) through
	September 30, 2020
	As Restated	Adjustments	As Revised
Weighted average shares outstanding of Class A redeemable ordinary shares, basic and diluted	40,250,000	—	40,250,000
Basic and diluted net income (loss) per redeemable ordinary share	$—	$(2.75)	$(2.75)
Weighted average shares outstanding of non-redeemable ordinary shares, basic and diluted	4,659,199	—	4,659,199
Basic and diluted net income (loss) per non-redeemable ordinary share	$(10.92)	$8.17	$(2.75)

	As of September 30, 2020
Statement of Changes in Shareholders’ Equity (Deficit)	As Restated	Adjustments	As Revised
Class A - Shares	12,861,063	(11,856,063)	1,005,000
Class A - Amount	$1,286	$(1,185)	$101
Class B - Shares	4,472,222	—	4,472,222
Class B - Amount	$447	$—	$447
Additional paid-in capital	$55,856,861	$(55,856,861)	$—
Accumulated deficit	$(50,858,593)	$(62,702,580)	$(113,561,173)
Total shareholders’ equity (deficit)	$5,000,001	$(118,560,626)	$(113,560,625)

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

Liquidity and Capital Resources

The accompanying unaudited condensed interim financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2021, and December 31, 2020, the Company had approximately $0.9 million and $1.4 million in its operating bank account and working capital of approximately $1.1 million and $1.6 million, respectively. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.

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

As of September 30, 2021 and December 31, 2020, the Company had cash and cash equivalents of $0.9 million and $1.4 million outside of the Trust Account, respectively. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete the initial Business Combination.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $0.9 million and $1.4 million in cash as of September 30, 2021, and December 31, 2020, respectively. The Company did not have any cash equivalents, outside of the funds held in the Trust Account, as of September 30, 2021, or December 31, 2020.

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

Marketable Securities Held in Trust Account

As of September 30, 2021 and December 31, 2020, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

Net Income (Loss) Per Ordinary Share

The Company follows the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as redeemable ordinary shares and non-redeemable ordinary shares. The redeemable ordinary shares includes Class A redeemable ordinary shares issued upon the Initial Public Offering. The non-redeemable ordinary shares includes Class B non-redeemable ordinary shares and Class A non-redeemable ordinary Private Placement Shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period. Class A Public warrants were issued on September 15, 2021. At September 30, 2021, no warrants have been exercised. The potential ordinary shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three and nine months ended September 30, 2021 because the warrants are contingently exercisable and the contingencies have not yet been met and the warrants are out of the money and hence would not result in the issuance of incremental ordinary shares under the treasury stock method. Class L ordinary shares will convert into Class A ordinary shares after the initial Business Combination only to the extent certain triggering events occur prior to the 10th anniversary of the initial Business Combination, including specified strategic transactions and other triggering events based on the stock trading at $20.00 per share and additional stock trading thresholds up to $50.00 per share, subject to adjustment (Note 4). The Company has not considered the effect of the Class L ordinary shares in the calculation of diluted loss per share, since the Class L ordinary shares conversion into Class A ordinary shares is contingent upon the occurrence of future events. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income/(loss) per ordinary share for each class of ordinary shares:

			For the period
	Three Months Ended	Nine Months Ended	from July 7, 2020 (Inception)
	September 30, 2021	September 30, 2021	through September 30, 2020
Numerator:
Allocation of net income (loss) including accretion of temporary equity	$34,668,098	$114,919,812	$(110,808,789)

Denominator:
Weighted average shares outstanding of Class A redeemable ordinary shares, basic and diluted	40,250,000	40,250,000	40,250,000
Basic and diluted net income (loss) per redeemable ordinary share	$0.86	$2.86	$(2.75)

Numerator:
Allocation of net income (loss) including accretion of temporary equity	$4,717,636	$15,638,294	$(12,826,837)

Denominator:
Weighted average shares outstanding of non-redeemable ordinary shares, basic and diluted	5,477,222	5,477,222	4,659,199
Basic and diluted net income (loss) per non-redeemable ordinary share	$0.86	$2.86	$(2.75)

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2021, and December 31, 2020, 40,250,000 Class A ordinary shares subject to possible redemption are presented as temporary equity (for mezzanine), outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheet.

The Company’s Class A ordinary shares subject to possible redemption is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or re-measurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

The accretion of carrying value to redemption value was recognized on September 15, 2020, the date the Company consummated its Initial Public Offering. As of September 30, 2020, the Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

As of September 30, 2020
Gross proceeds	$402,500,000
Less:
Proceeds allocated to liability instruments	(49,879,500)
Class A ordinary shares underwriting discounts and offering costs	(22,897,533)
Plus:
Accretion of carrying value to redemption value	72,777,033
Class A ordinary shares subject to possible redemption	$402,500,000

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2021, and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

As of September 30, 2021, and December 31, 2020, the carrying values of cash, accounts payable, accrued expenses, and advances from related party approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities held in the Trust Account is comprised of investment in a money market funds selected by the Company. The fair value for trading securities is determined using quoted market prices in active markets.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021, and December 31, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no amounts accrued for interest and penalties as of September 30, 2021, and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement shares at a price of $10.00 per share. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021, and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

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

Class L ordinary shares

The Company is authorized to issue 15,000,000 Class L ordinary shares with a $0.0001 par value. As of September 30, 2021 and December 31, 2020, there were 12,777,778 Class L ordinary shares issued and outstanding. The Class L ordinary shares are non-voting and will convert into Class A ordinary shares following the initial Business Combination to the extent certain triggering vesting events occur prior to the 10th anniversary of the initial Business Combination as described in Note 4. Any Class L shares that remain outstanding upon the 10th anniversary of the initial Business Combination will be automatically forfeited.

Note 7 — Shareholders’ Equity

Class A ordinary shares

The Company is authorized to issue 600,000,000 Class A ordinary shares with a $0.0001 par value. As of September 30, 2021, and December 31, 2020, there were 1,005,000 Class A ordinary shares issued and outstanding, excluding 40,250,000 Class A ordinary shares subject to possible redemption.

Class B ordinary shares

The Company is authorized to issue 10,000,000 Class B ordinary shares with a $0.0001 par value. As of September 30, 2021, and December 31, 2020, there were 4,472,222 Class B ordinary shares issued and outstanding, of which 583,333 Class B ordinary shares were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part. The underwriters exercised this option in full on September 15, 2020; thus, these Class B ordinary shares are no longer subject to forfeiture.

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

Preference shares

The Company is authorized to issue 1,000,000 preference shares with a $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, and December 31, 2020, there were no preference shares issued or outstanding.

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

As of September 30, 2021 and December 31, 2020, assets held in the Trust Account were comprised of $1,789 in cash and $402,669,354 in U.S. Treasury securities, and $389 in cash and $402,585,328 in U.S. Treasury securities, respectively. The unrealized gross holding losses and fair value of held-to-maturity securities as of  September 30, 2021 and December 31, 2020 were as follows:

				Unrealized
			Amortized	Gross
	Level	Held-To-Maturity	Cost	Holding Gain (Loss)	Fair Value
September 30, 2021 (unaudited)	1	U.S. Treasury Securities (Mature on 10/14/2021)	$402,669,354	$648	$402,670,002
December 31, 2020	1	U.S. Treasury Securities (Mature on 3/18/2021)	$402,585,328	$(11,602)	$402,573,726

The following table presents the Company’s fair value hierarchy for liabilities measured at fair value on a recurring basis as of September 30, 2021:

				Total
Description	Level 1	Level 2	Level 3	(Unaudited)
Liabilities:
Class A public warrants liability	$10,867,500	$—	$—	$10,867,500
Forward purchase securities liability	—	—	3,950,000	3,950,000
Class L ordinary shares liability	—	—	17,370,000	17,370,000
Total	$10,867,500	$—	$21,320,000	$32,187,500

The following table presents the Company’s fair value hierarchy for liabilities measured at fair value on a recurring basis as of December 31, 2020:

Description	Level 1	Level 2	Level 3	Total
Liabilities:
Class A public warrants liability	$34,212,500	$—	$—	$34,212,500
Forward purchase securities liability	—	—	38,570,000	38,570,000
Class L ordinary shares liability	—	—	90,540,000	90,540,000
Total	$34,212,500	$—	$129,110,000	$163,322,500

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

The key inputs into the valuation of the Forward Purchase Securities were:

	As of
	September 30, 2021	As of
Input	(Unaudited)	December 31, 2020
Risk-free rate	0.07%	0.11%
Remaining term in years	0.75	1.50

The following table presents a summary of the changes in the fair value of the Forward Purchase Securities liability, a Level 3 liability, measured on a recurring basis, as of December 31, 2020, and September 30, 2021:

Forward Purchase
Securities Liability
Fair value, July 7, 2020 (inception)	$—
Initial measurement on September 15, 2020	29,030,000
Change in fair value of forward purchase securities liability	9,540,000
Fair value, December 31, 2020	38,570,000
Change in fair value of forward purchase securities liability	(34,620,000)
Fair value, September 30, 2021 (unaudited)	$3,950,000

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

The key inputs into the valuation of the Class L ordinary shares were:

	As of
	September 30, 2021	As of
Input	(Unaudited)	December 31, 2020
Risk-free rate	1.55%	1.01%
Remaining term in years	10.76	11.50
Volatility	17.00%	30.50%
Underlying share price	$10.12	$12.99

The following table presents a summary of the changes in the fair value of the Class L ordinary shares liability, a Level 3 liability, measured on a recurring basis, as of December 31, 2020, and September 30, 2021:

Class L Ordinary
Securities Liability
Fair value, July 7, 2020 (inception)	$—
Initial measurement on September 2, 2020	—
Change in fair value of Class L ordinary shares liability	90,540,000
Fair Value, December 31, 2020	90,540,000
Change in fair value of Class L ordinary shares liability	(73,170,000)
Fair Value, September 30, 2021 (unaudited)	$17,370,000

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

As indicated in the accompanying unaudited condensed interim financial statements, as of September 30, 2021 and December 31, 2020 we had approximately $0.9 million and $1.4 million in cash. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

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

For the three and nine months ended September 30, 2021 we had net income of $39.4 million and $130.6 million, respectively. Net income for the three and nine months ended September 30, 2021 consisted of a decrease in fair value of the Class A public warrants liability of $7.2 million and $23.3 million, a decrease in fair value of the forward purchase securities liability of $7.5 million and $34.6 million, a decrease in fair value of the Class L ordinary shares liability of $24.9 million and $73.2 million, and interest income on marketable securities held in the trust account of $28,797 and $85,426, offset by operating costs of $0.2 million and $0.6 million, respectively.

For the period from July 7, 2020 (inception) through September 30, 2020, we had a net loss of $50.9 million, which consisted of formation and operating costs of $0.1 million, an increase in fair value of the Class A public warrants liability of $0.6 million, an increase in fair value of the forward purchase securities liability of $1.2 million, and an increase in fair value of the Class L ordinary share liability of $48.9 million.

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

For the nine months ended September 30, 2021, cash used in operating activities was $0.6 million. For the nine months ended September 30, 2021, net income of $130.6 million was affected by a non-cash gain on the change in fair value of the Class A Public Warrants liability of $23.3 million, a non-cash gain on the change in fair value of the Forward Purchase Securities liability of $34.6 million, and a non-cash gain on the change in fair value of the Class L ordinary share liability of $73.2 million, interest earned on marketable securities held in the trust account of $85,426, and net changes in operating assets and liabilities of $87,882.

As of September 30, 2021, we had cash and marketable securities of $402.6 million held in the trust account. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less taxes paid and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes. During the period, we did not withdraw any of interest earned on the trust account to pay for our franchise taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2021, we had cash of approximately $0.9 million outside of the trust account, respectively. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

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

Off-Balance Sheet Financing Arrangements

As of September 30, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of September 30, 2021 and December 31, 2020, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than the underwriters are entitled to a deferred fee of $14.1 million in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.

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

Net Income (Loss) Per Ordinary Share

We comply with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share” in calculating earnings (loss) per share. Net income (loss) per ordinary share, basic and diluted, for the Initial Public Offering Class A redeemable ordinary shares is calculated by dividing the pro rata allocation of net income (loss) and accretion of temporary equity, by the weighted average number of the Initial Public Offering Class A redeemable ordinary shares outstanding since issuance. Net loss per ordinary share, basic and diluted, for the Class B non-redeemable ordinary shares and the Class A non-redeemable ordinary private placement shares is calculated by dividing the pro rata allocation of net income (loss) and accretion of temporary equity, by the weighted average number of shares of the Class B non-redeemable ordinary shares and the Class A non-redeemable ordinary private placement shares outstanding for the period. Non-redeemable ordinary shares include the Class B founder shares and the Class A private placement shares, as these shares do not have any redemption

Recent Accounting Standards

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2021, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Operating Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Operating Officer concluded that, during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due solely to the material weakness in our internal control over financial reporting described in “Management’s Report on Internal Control over Financial Reporting” included in our Annual Report on Form 10-K/A as filed with the SEC on May 17, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited condensed interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed interim financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management is in the process of implementing remediation steps to address the material weakness that led to the restatement of our audited financial statements described in the Annual Report (Amendment No. 1) on Form 10-K/A as filed with the SEC on May 17, 2021, and to improve our internal control over financial reporting. Specifically, we are expanding and improving our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

RIBBIT LEAP, LTD.

Date: November 12, 2021	By:	/s/ Meyer Malka
Meyer Malka
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 12, 2021	By:	/s/ Cynthia McAdam
Cynthia McAdam
Chief Operating Officer
(Principal Financial Officer)