Form 10-K/A
period 2020-12-31
Ribbit LEAP, Ltd.
filed 2022-03-29
CIK 1818346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to

Commission File Number: 001-39507

Ribbit LEAP, Ltd.

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1549449
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

364 University Avenue Palo Alto, CA	94301
(Address of principal executive offices)	(Zip Code)

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

Securities registered pursuant to Section 12(g) of the Act: None.

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

Based on the closing price of $10.53 per share on June 30, 2021, the aggregate market value of our voting and non-voting ordinary shares held by non-affiliates was $423,832,500.

As of March 29, 2022, there were 40,250,000 units, each consisting of one Class A ordinary share, par value $0.0001 per share, and one-fifth of one warrant to acquire one Class A ordinary share, 1,005,000 Class A ordinary shares, par value $0.0001 per share, 4,472,222 Class B ordinary shares, par value $0.0001 per share, and 12,777,778 Class L ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

References throughout this Amendment No. 2 to the Annual Report on Form 10-K/A to “company,” “we,” “us,” “our” or “our company” are to Ribbit LEAP, Ltd., unless the context otherwise indicates.

This Amendment No. 2 to the Annual Report on Form 10-K/A (this “Amendment No. 2”) amends the Amendment No. 1 to the Annual Report on Form 10-K/A of Ribbit LEAP, Ltd. for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on May 17, 2021 (the “First Amended Filing” or “Amendment No. 1”). We are also restating the audited balance sheet as of September 15, 2020, as filed with the SEC on September 18, 2020 (the “Post IPO Balance Sheet”) and the unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, filed with the SEC on November 9, 2020 (collectively, the “Original Financial Statements”), in the accompanying financial statements included in this Amendment No. 2.

Restatement Background

On November 12, 2021, the Company filed its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 (the “Q3 2021 Form 10-Q”), which included in Note 2, Revision to Previously Reported Financial Statements (“Note 2”), a discussion of the revision to a portion of the Company’s previously issued financial statements for the classification of its Class A ordinary shares subject to redemption issued as part of the units sold in the Company’s initial public offering (“IPO”). As described in Note 2, upon its IPO, the Company classified a portion of the Class A ordinary shares subject to redemption as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. The Company’s management re-evaluated the conclusion and determined that the Class A ordinary shares subject to redemption included certain provisions that require classification of the Class A ordinary shares subject to redemption as temporary equity regardless of the minimum net tangible assets required to complete the Company’s initial business combination. As a result, management corrected the error by revising all Class A ordinary shares subject to redemption as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

Also, in Note 2 of the Company’s Q3 2021 Form 10-Q, in connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between (i) Class A ordinary shares subject to possible redemption and (ii) Class B non-redeemable ordinary shares and Class A non-redeemable ordinary shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.

As described above, originally, the Company determined the changes were not qualitatively material to the Company’s previously issued financial statements and revised its previously issued financial statements in Note 2 to its Q3 2021 Form 10-Q. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. In assessing the qualitative and quantitative factors, management has concluded that the misstatements are material on a quantitative basis. Management concluded that the misstatement was such of magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Class A ordinary shares and change to its presentation of earnings per share is material quantitatively and it should restate its previously issued financial statements.

Therefore, on February 16, 2022, the audit committee of the board of directors of the Company (the “Audit Committee”) concluded, after discussion with the Company’s management, that the Company’s previously issued (i) audited balance sheet as of September 15, 2020 (the "Post IPO Balance Sheet"), filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 18, 2020; (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, filed with the SEC on November 9, 2020; (iii) audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as amended (the "10-K/A"), filed with the SEC on May 17, 2021; (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 17, 2021; and (v) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 12, 2021 (collectively, the “Affected Periods”), should be restated and should no longer be relied upon. Similarly, other communications describing the Company’s financial statements and other related financial information covering the Affected Periods should no longer be relied upon.

Additionally, the Audit Committee determined that it is appropriate to file (i) an amendment to its Q3 Form 10-Q (the “Q3 Form 10-Q/A”), including restated unaudited interim financial statements for the quarterly periods ended March 31, 2021 and June 30, 2021; (ii) a restated Note 2 to the unaudited interim financial statements and Item 4 of Part I of the Q3 Form 10-Q; (iii) a second amendment to its Annual Report on Form 10-K, including restated audited financial statements for the year ended December 31, 2020, restated unaudited interim financial statements for the quarterly period ended September 30, 2020, and a restated balance sheet as of September 15, 2020; and (iv) a restated Note 2 to the audited financial statements and Item 9A of Part II of the First Amended Filing, in each case, reflecting the restatement of the Class A ordinary shares subject to possible redemption and the change to its presentation of earnings per share.

The Company does not expect any of the above changes will have any impact on its cash position and cash held in the trust account established in connection with the IPO.

After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting for complex securities during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness will be described in more detail in the Q3 Form 10-Q/A and this second amendment to the Annual Report on Form 10-K/A.

We are filing this Amendment No. 2 to amend and restate the First Amended Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A. Controls and Procedures

Part IV, Item 15. Exhibits, Financial Statement Schedules

In accordance with applicable SEC rules, this Amendment No. 2 includes an updated signature page and certifications of our Chief Executive Officer and Chief Operating Officer (the principal financial and accounting officer) in Exhibits 31.1, 31.2, 32.1 and 32.2 as required by Rule 12b-15.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures as of December 31, 2020. As a result of that reassessment and in light of the SEC Statement, our management determined that our disclosure controls and procedures as of December 31, 2020 were not effective due to a material weakness in internal control over financial reporting solely resulting from its classification of the Class A Public Warrants, Forward Purchase Securities, Class L ordinary shares as components of equity instead of as derivative liabilities, and Class A ordinary shares subject to possible redemption as temporary equity. For more information, see Part II, Item 9A, “Controls and Procedures” (Restated) included in this Amendment No. 2.

We have not amended our previously audited balance sheet as of September 15, 2020 on Form 8-K or our September 30, 2020 Quarterly Report on Form 10-Q for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 2.

Except as described above, no other information included in the First Amended Filing is being amended or updated by this Amendment No. 2 and this Amendment No. 2 does not purport to reflect any information or events subsequent to the First Amended Filing. This Amendment No. 2 continues to describe the conditions as of the date of the First Amended Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the First Amended Filing. Accordingly, this Amendment No. 2 should be read in conjunction with the First Amended Filing and with our filings with the SEC subsequent to the First Amended Filing.

CERTAIN TERMS

Unless otherwise stated in this Amendment No. 2 to the Annual Report on Form 10-K/A (this “Report”) or the context otherwise requires, references to:

●	“business combination” are to effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses;
●	“Class L ordinary shares” are to 12,777,778 of our Class L ordinary shares and the Class A ordinary shares that will be issued upon the automatic conversion of the Class L ordinary shares only to the extent certain triggering events occur prior to the 10th anniversary of our initial business combination, including specified strategic transactions and other triggering events based on our ordinary shares trading at $20.00 per share and additional ordinary share trading thresholds up to $50.00 per share, in each case, as described in this Amendment No. 2 to the Annual Report on Form 10-K/A (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);
●	“Companies Act” are to the Companies Act (2022 Revision) of the Cayman Islands as the same may be amended from time to time;
●	“company,” “we,” “us,” “our,” “Ribbit LEAP” or “our company” are to Ribbit LEAP, Ltd., which stands for Ribbit Capital Long-Term Equity Acquisition Pool, a Cayman Islands exempted company;
●	“forward purchase agreement” are to the agreement providing for the sale of 10,000,000 forward purchase shares and 2,000,000 forward purchase warrants to an affiliate of our sponsor in a private placement that will close substantially concurrently with the closing of our initial business combination;
●	“forward purchase shares” are to the 10,000,000 Class A ordinary shares to be issued to an affiliate of our sponsor pursuant to the forward purchase agreement;
●	“forward purchase securities” are to the forward purchase shares and forward purchase warrants;
●	“forward purchase warrants” are to the 2,000,000 redeemable warrants to be issued to an affiliate of our sponsor pursuant to the forward purchase agreement;
●	“founder shares” are to 4,472,222 of our Class B ordinary shares and the Class A ordinary shares that were issued upon the conversion of the Class B ordinary shares as described in this Amendment No. 2 to the Annual Report (Amendment No. 2) on Form 10-K/A (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);
●	“founders” are to Meyer Malka, our Chairman and Chief Executive Officer, and Cynthia McAdam, our Chief Operating Officer;
●	“Initial Public Offering” are to the company’s initial public offering, on September 15, 2020, of 40,250,000 units (which included units issued pursuant to the exercise in full of the underwriters’ option to purchase additional units to cover overallotments) at a price of $10.00 per unit, each unit consisting of one Class A ordinary share and one-fifth of one redeemable warrant;
●	“initial shareholders” are to our sponsor and each other holder of founder shares and Class L ordinary shares upon the consummation of our Initial Public Offering;
●	“ordinary shares” are to our Class A ordinary shares, our Class B ordinary shares and our Class L ordinary shares;
●	“our founding team” are to our executive officers and directors;

●	“private placement shares” are to the Class A ordinary shares sold to our sponsor in a private placement simultaneously with the closing of our Initial Public Offering and that may be issued upon conversion of working capital loans, if any;
●	“public shareholders” are to the holders of our public shares, including our sponsor and founding team to the extent our sponsor and/or members of our founding team purchase public shares, provided that our sponsor’s and each member of our founding team’s status as a “public shareholder” will only exist with respect to such public shares;
●	“public shares” are to our Class A ordinary shares sold as part of the units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);
●	“Ribbit Capital” are to the Ribbit Capital family of venture funds, including Ribbit Capital VI, L.P., and Ribbit Management Company, LLC, affiliates of our sponsor; and
●	“sponsor” are to Ribbit LEAP Sponsor Ltd., a Cayman Islands exempted company and an affiliate of Ribbit Capital.

Any forfeiture of shares described in this Amendment No. 2 to the Annual Report on Form 10-K/A will take effect as a surrender of shares for no consideration of such shares as a matter of Cayman Islands law. Any conversion of the Class B ordinary shares or Class L ordinary shares described in this Amendment No. 2 to the Annual Report on Form 10-K/A will take effect as a compulsory redemption of Class B ordinary shares or Class L ordinary shares, as applicable, and an issuance of Class A ordinary shares as a matter of Cayman Islands law. Any share dividends described in this Amendment No. 2 to the Annual Report on Form 10-K/A will take effect as share capitalizations as a matter of Cayman Islands law.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Amendment No. 2 to the Annual Report on Form 10-K/A may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward- looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Amendment No. 2 to the Annual Report on Form 10-K/A may include, for example, statements about:

●	our ability to select an appropriate partner business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of a prospective partner business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination; our pool of prospective partner businesses;
●	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic;
●	the ability of our officers and directors to generate a number of potential business combination opportunities; our public securities’ potential liquidity and trading;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance following our Initial Public Offering.

The forward-looking statements contained in this Amendment No. 2 to the Annual Report (Amendment No. 2) on Form 10-K/A are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in “Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in “Item 1A. Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
●	We may not be able to consummate an initial business combination within 24 months after the closing of the Initial Public Offering, or 27 months from the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of our Initial Public Offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.
●	If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.
●	The New York Stock Exchange may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	Our search for a business combination, and any partner business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic and the status of debt and equity markets.
●	You will not be entitled to protections normally afforded to investors of many other blank check companies.
●	If the net proceeds of our Initial Public Offering and the sale of the private placement shares not being held in the trust account are insufficient to allow us to operate for the 24 months following the closing of our Initial Public Offering, it could limit the amount available to fund our search for a partner business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or founding team to fund our search and to complete our initial business combination.
●	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by shareholders may be less than $10.00 per public share.
●	We may not hold an annual general meeting until after the consummation of our initial business combination.
●	The grant of registration rights to our initial shareholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.
●	Past performance by Ribbit Capital, including our management team, may not be indicative of future performance of an investment in us.
●	Although we have identified general criteria that we believe are important in evaluating prospective partner businesses, we may enter into our initial business combination with a partner that does not meet such criteria, and as a result, the partner business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria.
●	Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
●	Since our sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire during or after our Initial Public Offering), a conflict of interest may arise in determining whether a particular business combination partner is appropriate for our initial business combination.
●	We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.
●	We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.
●	We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a partner business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
●	Our initial shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.
●	Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

PART I

Item 1.	Business

Overview

Ribbit LEAP, Ltd., which stands for Ribbit Capital Long-Term Equity Acquisition Pool is a blank check company formed in July 2020 as a Cayman Islands exempted company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this Amendment No. 2 to the Annual Report (Amendment No. 2) on Form 10-K/A as our initial business combination. To date, our efforts have been limited to our organizational activities and activities related to the Initial Public Offering and the identification and evaluation of prospective acquisition targets for our initial business combination. We have generated no operating revenues to date and we do not expect to generate operating revenues until we consummate our initial business combination.

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

Our conviction in the future growth of financial technology in the public markets is informed by the following factors.

●	Large and growing addressable market. The financial services sector is one of the largest contributors to GDP worldwide. The 20 largest financial services companies alone generated $335 billion of net income in 2018. This rapid pace of growth has been driven by the increasing digitization of financial services, product innovation, and the broadening application of financial offerings across a range of marketplaces and software companies.
●	Business model dynamics give rise to category winners. Financial services and technology are industries that disproportionately benefit from highly scaled brands and platforms, particularly due to the importance of trust. Scale also drives a flywheel effect of increasing efficiency, which allows platforms to pass on savings and deliver differentiated products and services to their end markets. This has given rise to very large players today: of the 102 companies with a market capitalization of $100 billion or more globally as of the third quarter of 2020, 23 of them are technology companies and 20 of them are financial services companies, and together they constitute 56% of the $22 trillion of market value of all companies worth more than $100 billion. This compares to 34% of the $5 trillion of market value of companies that met that same criteria in 1999. Furthermore, since 1999, there have been approximately 18 financial services companies that have grown to a market capitalization of $100 billion or greater and 156 financial services companies that have grown to a market capitalization of $10 billion or greater across the public and private markets.
●	Accelerating private market activity creates a pipeline for the public markets. Value created in the private market may be a leading indicator for future investment opportunities in the public markets. Between 2018 and 2019, approximately $75 billion of venture capital was invested into financial technology, or fintech, according to CB Insights. Late-stage fintech fundraising in particular has accelerated, with over $16 billion of capital invested in 2018 and 2019 alone, according to PitchBook. Of the 580 global “unicorns,” or venture-backed businesses with valuations greater than $1 billion, 90 are in fintech. The collective

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
●	Blurring lines between fintech and software. In recent years, there has been an increase in the number of technology companies developing financial services offerings to complement their existing offerings, expand customer relationships, and bolster monetization. This convergence of financial services and technology is driving disruption and creating opportunities for challengers to build brands from more and less obvious quarters. The dynamic is clearly visible across several sectors reflected in Ribbit Capital’s investments:

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

Our Proposition

We believe that Ribbit LEAP offers an attractive proposition when compared with other blank check companies and other sources of equity capital. We bring a singular focus and depth of expertise to financial services and technology. In addition to our expertise, reputation, and network, which taken together gives us a competitive advantage in sourcing and consummating one or more business combinations, we have designed Ribbit LEAP’s structure differently from other blank check companies to more closely align it with Ribbit Capital’s core principles. The key elements of our structure are summarized below and are explained further elsewhere in this Amendment No. 2 to the Annual Report (Amendment No. 2) on Form 10-K/A.

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

					•	High vesting thresholds create long-term commitment

			•	Class L ordinary shares also vest upon the consummation of certain strategic transactions following our initial business combination dependent on the effective price per Class A ordinary share

Attribute	Conventional SPAC		Ribbit LEAP		Why Ribbit LEAP is better

Sponsor at-risk investment	•	Purchase of private placement warrants with similar terms to public warrants, in the money with just a 15% increase in stock price	•	No warrants; Class A ordinary shares purchased at $10 per share	•	Simplifies the transaction and pro forma capital structure
Rights for founder shares	•	20% of the vote for the initial business combination	•	20% of the vote for the initial business combination	•	Creates closer alignment with management teams looking for a partner

	•	Board rights determined in the initial business combination negotiation	•	Right to appoint one-fifth (rounded up to the nearest whole number) of the members of our board of directors following our initial business combination	•	Aligns Ribbit LEAP’s governance rights to both performance and “skin in the game”

Forward purchase agreement	•	If included, often structured as an “up to” commitment	•	$100 million minimum commitment from an affiliate of our sponsor	•	Greater “skin in the game” than a typical offering

					•	Supports confidence in LEAP’s ability to close a transaction

Term	•	24 months	•	24 months with the ability to extend to an additional 3 months	•	Provides greater flexibility to source the most attractive partners

A key tenet of Ribbit Capital’s mantra is that it takes money to change money. We believe that our structure reinforces our value proposition by making Ribbit LEAP a more attractive capital source to companies and a more attractive investment for investors. The combination of our sponsor and our structure provide the following benefits to our partner companies and investors:

●	Longevity. We view partnership with management teams as a commitment for a decade or more. Because of this we are focused on long-term value creation, and we seek to partner with investors with the same orientation. Consistent with this posture, we have structured the sponsor economics to be meaningfully weighted to share performance over many years. Furthermore, a substantial majority of the sponsor economics earned will sit within private funds managed by Ribbit Capital (which have an initial term of ten years), rather than being held directly by our management team.
●	Ecosystem: Ribbit Capital’s portfolio includes prominent and innovative fintech platforms and brands globally. Our ideal candidate for a business combination will be able to benefit from connectivity and partnership with this network, which we believe is a key competitive advantage for Ribbit LEAP in consummating a business combination and in the future success of the company.

●	Alignment. An affiliate of our sponsor has committed a minimum of $100 million of capital in a forward purchase commitment, sitting alongside our investors with “skin in the game.” Traditionally, sponsors of blank check companies purchase 20% of the issued stock at a nominal price that is awarded to the sponsor regardless of performance and solely on the ability to close an initial business combination. We believe this conventional structure creates a misalignment of interest between the sponsor, investors, and the partner in a business combination. We have eschewed this construct to instead earn sponsor economics that better align with price performance. Ribbit Capital will only “break even” with a conventional 20% founder share structure if the stock price trades above $30 per ordinary share, or 200% above the share price of the initial offering. This meaningful capital commitment and performance-based structure will incentivize us to partner with one or more companies that offer the highest quality growth and return potential to investors rather than reward us for merely consummating a business combination. We believe these features will help us attract patient growth-oriented investors, which in turn strengthens the value proposition of Ribbit LEAP.
●	Perspective. Ribbit Capital has a strong track record as a specialist investor and partner at the intersection of financial services and technology. Our focus on fintech provides us with insights and a global network of operators, investors, and regulators that can inform strategic decisions, new product development, and relationship-building with stakeholders. We believe that our hands-on experience as operators and investors in the industry positions us to better evaluate partner companies and to help them maximize value following a business combination.

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

Our Investment Criteria

Our objective is to partner with one or more target companies that we believe will produce the strongest financial returns for our investors over the next decade or longer. In pursuit of this objective, we will measure potential partners against the following business criteria:

●	World-class management teams. We seek management teams with whom we would be proud to partner for the next decade or more and who have the vision, energy, and execution capability to deliver on our high expectations for growth and franchise value. This is the standard against which Ribbit Capital measures all of the management teams it partners with, whether they are running public or private companies.
●	Large addressable markets with attractive tailwinds for digital innovators. Financial services profits are large enough in the regions where Ribbit Capital invests to potentially support market capitalizations in the tens or hundreds of billions of dollars for market leaders. Furthermore, across sectors and regions, we see the opportunity for technology to make financial products and services more affordable and accessible for customers. We seek businesses that address these markets.
●	User adoption suggesting a generational brand is being built. We believe that every new generation of users presents an opportunity to create a defining brand that stretches across multiple sectors within financial services. We seek businesses that show enough traction among their customers where we can see the potential for them to become generational brands.
●	Significant growth opportunities. In addition to strong organic growth potential, we seek businesses that could meaningfully accelerate growth through new product and technological expertise, business combinations, geographic expansion, and/or a shareholder base that is aligned to long-term growth. We seek businesses for which our capital can fuel this development and growth.
●	Strong unit economics and profitability visibility. In order to deliver enduring value creation for shareholders, we believe that a business must be profitable or on a clear and easily understood path towards profitability, which is most clearly demonstrated by unit economics that are attractive today.

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

Our Initial Business Combination

The New York Stock Exchange (“NYSE”) rules and our amended and restated memorandum and articles of association require that our initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting discount). We refer to this as the 80% net assets test. If our board of directors is not able to independently determine the fair market value of the partner business or businesses or we are considering an initial business combination with an affiliated entity, we will obtain an opinion from an independent investment banking firm which is a member of the Financial Industry Regulatory Authority, Inc., or “FINRA”, or an independent valuation or accounting firm with respect to the satisfaction of such criteria. Our shareholders may not be provided with a copy of such opinion nor will they be able to rely on such opinion.

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

Our Corporate Information

Our executive offices are located at 364 University Avenue, Palo Alto, California 94301. We maintain a corporate website at www.ribbitleap.com. The information contained on or accessible through our corporate website or any other website that we may maintain is not part of this Amendment No. 2 to the Annual Report on Form 10-K/A.

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

In addition, we anticipate that partner business candidates may be brought to our attention from various unaffiliated sources, including investment bankers and private investment funds. Partner businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to partner businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Amendment No. 2 to the Annual Report on Form 10-K/A and know what types of businesses we are pursuing. Our officers and directors, as well as their affiliates, may also bring to our attention partner business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions.

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

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

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

Under the NYSE rules and our amended and restated memorandum and articles of association, shareholder approval would be required for our initial business combination if, for example:

●	we issue (other than in a public offering for cash) ordinary shares that will either (a) be equal to or in excess of 20% of the number of ordinary shares then issued and outstanding or (b) have voting power equal to or in excess of 20% of the voting power then issued and outstanding;
●	any of our directors, officers or substantial security holders (as defined by the rules of the NYSE) has a 5% or greater interest, directly or indirectly, in the partner business or assets to be acquired and if the number of ordinary shares to be issued, or if the number of ordinary shares into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of ordinary shares or 1% of the voting power outstanding before the issuance in the case of any of our directors and officers or (b) 5% of the number of ordinary shares or 5% of the voting power outstanding before the issuance in the case of any substantial security holders; and
●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The Companies Act and Cayman Islands law do not currently require, and we are not aware of any other applicable law that will require, shareholder approval of our initial business combination. The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;
●	the expected cost of holding a shareholder vote;
●	the risk that the shareholders would fail to approve the proposed business combination;
●	other time and budget constraints; and
●	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

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

If we hold a shareholder vote to approve our initial business combination, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and
●	file proxy materials with the SEC.

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

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and
●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

Public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve the business combination. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate the applicable delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights.

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

If we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per public share to our public shareholders. Additionally, if we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.”

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

We will provide shareholders with audited financial statements of the prospective partner business as part of the proxy solicitation or tender offer materials, as applicable, sent to shareholders. These financial statements may be required to be prepared in accordance with, or reconciled to, accounting principles generally accepted in the United States of America (“GAAP”), or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”). These financial statement requirements may limit the pool of potential partner businesses we may acquire because some partners may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within 24 months from the closing of our Initial Public Offering, or 27 months from the closing of the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of the Initial Public Offering. We cannot assure you that any particular partner business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential partner business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed partner business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

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

We filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

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

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Amendment No. 2 to the Annual Report on Form 10-K/A, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

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

We may not be able to find a suitable partner business and consummate an initial business combination within 24 months after the Initial Public Offering, or 27 months from the closing of the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the COVID-19 outbreak continues to impact operations in both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 outbreak may negatively impact businesses we may seek to acquire. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares, and our warrants will expire worthless. See “If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

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

Our units, Class A ordinary shares and warrants are listed on the NYSE. We meet, on a pro forma basis, the minimum initial listing standards set forth in the NYSE’s listing standards. Our securities may not continue to be listed on the NYSE in the future or prior to the completion of our initial business combination. In order to continue listing our securities on the NYSE prior to the completion of our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in shareholders’ equity (generally $1,100,000) and a minimum number of holders of our securities (generally 400 public holders). Additionally, our units will not be traded after completion of our initial business combination and, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, the share price of our securities would generally be required to be at least $4.00 per share and our shareholders’ equity would generally be required to be at least $5,000,001 and we would be required to have a minimum of 400 round-lot holders. We may not be able to meet those initial listing requirements at that time.

If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our units, Class A ordinary shares and warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

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

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

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

Neither our sponsor, members of our founding team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into private placement shares at a price of $10.00 per private placement share at the option of the lender. The private placement shares will be identical to the public shares sold in the Initial Public Offering, subject to certain limited exceptions, as described in this Amendment No. 2 to the Annual Report on Form 10-K/A. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, members of our founding team or any of their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we do not complete our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.00 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See “If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by our founding team to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where our founding team is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination within 24 months from the closing of the Initial Public Offering, or 27 months from the closing of the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement the form of which is filed as an exhibit to this Amendment No. 2 to the Annual Report on Form 10-K/A, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (excluding our independent registered public accounting firm) for services rendered or products sold to us, or a prospective partner business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third party or prospective partner business who executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims.

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

Prior to our initial business combination only holders of our founder shares will have the right to vote on the appointment of directors. As a result, the NYSE may consider us to be a “controlled company” within the meaning of NYSE corporate governance standards. Under NYSE corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of ‘independent directors,’ as defined under the rules of the NYSE;
●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter;
●	addressing the committee’s purpose and responsibilities; and
●	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

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

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

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

Pursuant to an agreement entered into concurrently with the Initial Public Offering, our initial shareholders, and their permitted transferees can demand that we register the private placement shares, including any private placement shares that may be issued upon conversion of working capital loans, the Class A ordinary shares into which founder shares and Class L ordinary shares are convertible, and the Class A ordinary shares that are part of the forward purchase securities, and the Class A ordinary shares issuable upon exercise or conversion of the forward purchase warrants. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the partner business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our securities that is expected when the securities owned by our initial shareholders or their permitted transferees are registered for resale.

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

We will consider a business combination outside of our founders’ area of expertise if a business combination partner is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our founding team will endeavor to evaluate the risks inherent in any particular business combination partner, we may not adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in the Initial Public Offering than a direct investment, if an opportunity were available, in a business combination partner. In the event we elect to pursue an acquisition outside of the areas of our founders’ expertise, our founders’ expertise may not be directly applicable to its evaluation or operation, and the information contained in this Amendment No. 2 to the Annual Report on Form 10-K/A regarding the areas of our founders’ expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our founding team may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any holders who choose to retain their securities following our initial business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

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

Our amended and restated memorandum and articles of association authorizes the issuance of up to 600,000,000 Class A ordinary shares, par value $0.0001 per share, 10,000,000 Class B ordinary shares, par value $0.0001 per share, 15,000,000 Class L ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. As of December 31, 2020, 533,445,000, 5,527,778 and 2,222,222 authorized but unissued Class A ordinary shares, Class B ordinary shares and Class L ordinary shares, respectively, available for issuance, which amount includes shares reserved for issuance upon exercise of outstanding warrants, shares issuable upon conversion of the Class B ordinary shares and shares issuable upon conversion of the Class L ordinary shares, if any. The Class B ordinary shares are convertible at the option of the holder thereof into Class A ordinary shares at any time after our initial business combination as described herein and in our amended and restated memorandum and articles of association. The Class L ordinary shares are non-voting and will convert into Class A ordinary shares after our initial business combination only to the extent certain triggering events occur prior to the 10th anniversary of our initial business combination, including specified strategic transactions and other triggering events based on our stock trading at $20.00 per share and additional stock trading thresholds up to $50.00 per share, in each case, as described in this Amendment No. 2 to the Annual Report on Form 10-K/A. If following our initial business combination all of the Class L ordinary shares vest, the number of Class A ordinary shares into which the Class L ordinary shares shall have converted plus the number of Class A ordinary shares into which the Class B ordinary shares shall have converted will represent, in the aggregate,

30% of the ordinary shares issued and outstanding at the Initial Public Offering. Notwithstanding the foregoing, all Class L ordinary shares that are issued and outstanding on the 10th anniversary of our initial business combination will be automatically forfeited. There were no preference shares issued and outstanding as of the Initial Public Offering.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares to redeem the warrants as described in Exhibit 4.5 to this Amendment No. 2 to the Annual Report on Form 10-K/A “Description of Registrant’s Securities—Warrants—Public Shareholders’ Warrants—Redemption of warrants for cash when the price per Class A ordinary share equals or exceeds $10.00”. However, our amended and restated memorandum and articles of association provide, among other things, that prior to the completion of our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares, including any forward purchase securities:

●	may significantly dilute the equity interest of investors;
●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;
●	could cause a change in control if a substantial number of our Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;
●	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and
●	may not result in adjustment to the exercise price of our warrants.

If all of our Class L ordinary shares vest, our initial shareholders, including our sponsor will own, in the aggregate, 30% of the ordinary shares issued and outstanding upon the Initial Public Offering.

Most blank check companies issue founder shares representing 20% of the ordinary shares issued and outstanding upon the consummation of such blank check company’s initial public offering. We have issued 4,472,222 Class B ordinary shares which will convert at the option of the holder thereof into Class A ordinary shares at any time after our initial business combination as described herein. The Class B ordinary shares represent 10% of the ordinary shares issued and outstanding upon the consummation of the Initial Public Offering, excluding Class L ordinary shares which are subject to stock performance and other vesting conditions as described herein. We have also issued 12,777,778 Class L ordinary shares, which will convert into Class A ordinary shares after our initial business combination only to the extent certain triggering events occur prior to the 10th anniversary of our initial business combination, including specified strategic transactions and other triggering events based on our stock trading at $20.00 per share and additional stock trading thresholds up to $50.00 per share, in each case, as described in this Amendment No. 2 to the Annual Report on Form 10-K/A. If following our initial business combination all of the Class L ordinary shares vest, the number of Class A ordinary shares into which the Class L ordinary shares shall have converted plus the number of Class A ordinary shares into which the Class B ordinary shares shall have converted will represent, in the aggregate, 30% of the ordinary shares issued and outstanding upon the consummation of the Initial Public Offering. Notwithstanding the foregoing, all Class L ordinary shares that are issued and outstanding on the 10th anniversary of our initial business combination will be automatically forfeited. If all of our Class L ordinary shares vest, the issuance of Class A ordinary shares upon conversion of all of our Class L ordinary shares would dilute the interest of our shareholders relative to shareholders of other blank check companies.

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

If between the one year anniversary of our initial business combination and the ten year anniversary of our initial business combination the closing price of our Class A ordinary shares equals or exceeds one or more of the share targets described below, one-fourth of the Class L ordinary shares for each such target achievement will automatically convert into Class A ordinary shares on a 1-for-1 basis (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like):

●	$20.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period (the “First Price Vesting”);
●	$30.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period (the “Second Price Vesting”);
●	$40.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period (the “Third Price Vesting”); and
●	$50.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period (the “Fourth Price Vesting”).

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

In the event of any Strategic Transaction consummated following the one year anniversary of our initial business combination that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property with an effective price of at least $10.00 per Class A ordinary share, all of the then-outstanding Class L ordinary shares will convert into Class A ordinary shares as follows:

●	if (and only if) the First Price Vesting shall not have occurred prior to or in connection with such Strategic Transaction and the effective price of the Strategic Transaction is greater than $10.00 per share and less than or equal to $20.00 per share, all of the then outstanding Class L ordinary shares will convert into a number of Class A ordinary shares equal to 3,194,444 multiplied by a fraction, the numerator of which is equal to the effective price of the Strategic Transaction minus $10.00 and the denominator of which is $10.00 (each as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like);
●	if (and only if) the Second Price Vesting shall not have occurred prior to or in connection with such Strategic Transaction and the effective price of the Strategic Transaction is greater than $20.00 per share and less than or equal to $30.00 per share, all of the then outstanding Class L ordinary shares (after giving effect to any First Price Vesting that shall have occurred prior to or in connection with such Strategic Transaction) will convert into a number of Class A ordinary shares equal to 3,194,444 multiplied by a fraction, the numerator of which is equal to the effective price of the Strategic Transaction minus $20.00 and the denominator of which is $10.00 (each as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like);
●	if (and only if) the Third Price Vesting shall not have occurred prior to or in connection with such Strategic Transaction and the effective price of the Strategic Transaction is greater than $30.00 per share and less than or equal to $40.00 per share, all of the then outstanding Class L ordinary shares (after giving effect to any First Price Vesting or Second Price Vesting that shall have occurred prior to or in connection with such Strategic Transaction) will convert into a number of Class A ordinary shares equal to 3,194,445 multiplied by a fraction, the numerator of which is equal to the effective price of the Strategic Transaction minus $30.00 and the denominator of which is $10.00 (each as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like);
●	if (and only if) the Fourth Price Vesting shall not have occurred prior to or in connection with such Strategic Transaction and the effective price of the Strategic Transaction is greater than $40.00 per share and less than or equal to $50.00 per share, each of the then outstanding Class L ordinary shares (after giving effect to any First Price Vesting, Second Price Vesting or Third Price Vesting that shall have occurred prior to or in connection with such Strategic Transaction) will convert into a number of Class A ordinary shares equal to 3,194,445 multiplied by a fraction, the numerator of which is equal to the effective price of the Strategic Transaction minus $40.00 and the denominator of which is $10.00 (each as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like); and
●	if (and only if) the Fourth Price Vesting shall not have occurred prior to or in connection with such Strategic Transaction and the effective price of the Strategic Transaction is greater than $50.00, each of the then outstanding Class L ordinary shares (after giving effect to any First Price Vesting, Second Price Vesting and Third Price Vesting that shall have occurred prior to or in connection with such Strategic Transaction) will convert into one Class A ordinary share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like).

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

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a partner business. In addition, pursuant to an agreement entered into simultaneously with the Initial Public Offering, following the completion of our initial business combination, for so long as the holders of the founder shares hold in the aggregate a number of Class A ordinary shares (on an as-converted to Class A ordinary shares basis) equal to at least 50% of the sum of the founder shares plus the number of Class A ordinary shares issued upon conversion of any Class L ordinary shares, the holders of the founder shares shall have the right to appoint one-fifth of the members of our board of directors, rounded up to the nearest whole director, which is described in Exhibit 4.5 to this Amendment No. 2 to the Annual Report on Form 10-K/A “Description of Registrant’s Securities.”

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

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a partner business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable partner business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. See Exhibit 4.5 to this Amendment No. 2 to the Annual Report on Form 10-K/A “Description of Registrant’s Securities—Certain Differences in Corporate Law” for further information on the ability to bring such claims. However, we might not ultimately be successful in any claim we may make against them for such reason.

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

On July 20, 2020 our sponsor paid $25,000 to cover certain offering costs in consideration for 25,000 ordinary shares. On September 2, 2020, the Company filed an amended and restated memorandum and articles of association. Pursuant to the amendment, the then-outstanding 25,000 ordinary shares were subdivided into 4,472,222 Class B ordinary shares and 12,777,778 Class L ordinary shares. On September 8, 2020, our sponsor transferred 32,500 Class B ordinary shares to each of our two independent directors. Prior to the sponsor’s initial $25,000 investment in the company, the company had no assets, tangible or intangible. The per share price of the 25,000 ordinary shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares and Class L ordinary shares will be worthless if we do not complete an initial business combination. The Class L ordinary shares will convert into Class A ordinary shares after our initial business combination only to the extent certain triggering events occur prior to the 10th anniversary of our initial business combination, including specified strategic transactions and other triggering events based on our stock trading at $20.00 per share and additional stock trading thresholds up to $50.00 per share, in each case, as described in this

Amendment No. 2 to the Annual Report on Form 10-K/A. If following our initial business combination all of the Class L ordinary shares vest, the number of Class A ordinary shares into which the Class L ordinary shares shall have converted plus the number of Class A ordinary shares into which the Class B ordinary shares shall have converted will represent, in the aggregate, 30% of the ordinary shares issued and outstanding upon the Initial Public Offering. Notwithstanding the foregoing, all Class L ordinary shares that are issued and outstanding on the 10th anniversary of our initial business combination will be automatically forfeited. Our sponsor has purchased 1,005,000 Class A ordinary shares, at a price of $10.00 per share in a private placement for an aggregate purchase price of $10,050,000 simultaneously with the Initial Public Offering. These Class A ordinary shares, which we refer to as the private placement shares, are identical to the Class A ordinary shares sold in the Initial Public Offering, except that if held by the sponsor or its permitted transferees, they are subject to a letter agreement in which they agree to certain restrictions on the transfer of the private placement shares until the earlier of (1) one year after the completion of the initial business combination and (2) the date following the initial business combination on which the company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in the public shareholders having the right to exchange their ordinary shares. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a partner business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24-month anniversary of the closing of the Initial Public Offering, or 27-month anniversary of the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months of the Initial Public Offering, nears, which is the deadline for our consummation of an initial business combination.

We may issue notes or other debt, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Amendment No. 2 to the Annual Report on Form 10-K/A to issue any notes or other debt, or to otherwise incur debt following the Initial Public Offering, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account.

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

The net proceeds from the Initial Public Offering and the sale of the private placement shares provide us with up to $388,412,500 that we may use to complete our initial business combination (after taking into account the $14,087,500, of deferred underwriting commissions being held in the trust account).We may effectuate our initial business combination with a single partner business or multiple partner businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one partner business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several partner businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

Our amended and restated memorandum and articles of association does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceeds the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the Initial Public Offering and the sale of the private placement shares into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning by holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial business combination may only be amended by a special resolution passed by holders representing at least two-thirds of our issued and outstanding Class B ordinary shares. Our initial shareholders, and their permitted transferees, if any, who will collectively beneficially own, on an as-converted basis, 10% of our Class A ordinary shares upon the closing of the Initial Public Offering, including the Class A ordinary shares issuable upon conversion of the founder shares (excluding the private placement shares and the Class A ordinary share issuable upon conversion of class L ordinary shares), will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

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

As of the Initial Public Offering, our initial shareholders own, on an as-converted basis, 10% of our issued and outstanding ordinary shares, including the Class A ordinary shares issuable upon conversion of the founder shares, but such founders shares represent 20% of the voting power of our issued and outstanding ordinary shares immediately following the completion of the Initial Public Offering, excluding the private placement shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our initial shareholders purchased any units in the Initial Public Offering or if our initial shareholders purchase any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Amendment No. 2 to the Annual Report on Form 10-K/A. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were elected by our sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the election of directors and to remove directors prior to our initial business combination. Accordingly, our sponsor will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor. The forward purchase securities will not be issued until the completion of our initial business combination and, accordingly, will not be included in any stockholder vote until such time.

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

Our warrants have been issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in this Amendment No. 2 to the Annual Report on Form 10-K/A, but requires the approval by the holders of at least 50% of the then-outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant. We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

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

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. In addition, we may redeem your warrants at any time after they become exercisable and prior to their expiration at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants prior to redemption for a number of Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. Please see Exhibit 4.5 to this Amendment No. 2 to the Annual Report on Form 10-K/A “Description of Registrant’s Securities—Warrants—Public Shareholders’ Warrants—Redemption of warrants for cash when the price per Class A ordinary share equals or exceeds $10.00.” The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants because the number of ordinary shares received is capped at 0.361 Class A ordinary shares per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

Our warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We issued public warrants to purchase 8,050,000 Class A ordinary shares as part of the units sold in our Initial Public Offering and, simultaneously with the Initial Public Offering, we issued in a private placement 1,005,000 Class A ordinary shares, at a price of $10.00 per share for an aggregate purchase price of $10,050,000. In addition, if the sponsor makes any working capital loans, it may convert up to $1,500,000 of such loans into private placement shares, at the price of $10.00 per private placement share. See Exhibit 4.5 to this Amendment No. 2 to the Annual Report on Form 10-K/A “Description of Registrant’s Securities—Warrants—Public Shareholders’ Warrants—Redemption of warrants for cash when the price per Class A ordinary share equals or exceeds $10.00.” To the extent we issue ordinary shares to effectuate a business transaction, including the forward purchase securities, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a partner business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants and private placement securities may make it more difficult to effectuate a business transaction or increase the cost of acquiring the partner business.

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

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

In the Amendment No. 1 to the Annual Report on Form 10-K/A, we reached a determination to restate certain previously issued financial statements and related disclosures for the periods disclosed in order to correct the accounting treatment for the Class A Public Warrants, the Forward Purchase Securities we issued in connection with our initial public offering in September 2020, as well as the Class L ordinary shares following the publication of the SEC’s Staff Statement on April 12, 2021. For further information, refer to Note 2: “Restatement of Previously Issued Financial Statements” in the Amendment No. 1 to the Annual Report on Form 10-K/A filed with the SEC on May 17, 2021.

In this Amendment No. 2 to the Annual Report on Form 10-K/A, we reached a determination to restate certain previously issued financial statements and related disclosures for the periods disclosed in order to correct the accounting treatment for the Company’s redeemable ordinary shares and the earnings per share calculation. See “Explanatory Note” above for further information.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management has concluded that the Company’s internal controls over financial reporting were not effective as of December 31, 2020 as a result of a material weakness in controls related to the accounting for the Class A Public Warrants, the Forward Purchase Securities and the Class L ordinary shares and the accounting treatment for the Company’s redeemable ordinary shares and the earnings per share calculation. See Item 9A: “Controls and Procedures” (Restated). As a result, we have incurred unanticipated costs for accounting and legal fees in connection with or related to the restatement and may become subject to additional risks and uncertainties related to the restatements, such as a negative impact on investor confidence in the accuracy of our financial disclosures (or in SPACs or former SPAC companies in general) and may raise representational risks for our business.

As described in Item 9A. “Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of December 31, 2020 because a material weaknesses existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weaknesses described therein; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A ordinary shares are listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies of issue shares to effect an acquisition. In either case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our ordinary shares. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting, as described in Item 9A. “Controls and Procedures”.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls, and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Any future inquiries from the SEC or NYSE as a result of the restatement of our historical financial statements will, regardless of the outcome, likely consume a significant amount of our resources in addition to those resources already consumed in connection with the restatement itself.

The restatement of our financial statements in May 2021 and March 2022 has subjected us to additional risks and uncertainties, including increased professional costs and the increased possibility of legal proceedings.

As a result of the restatements of our financial statements, we have become subject to additional risks and uncertainties, including, among others, increased professional fees and expenses and time commitment that may be required to address matters related to the restatements, and scrutiny of the SEC and other regulatory bodies which could cause investors to lose confidence in the Company’s reported financial information and could subject the Company to civil or criminal penalties or shareholder litigation. The Company could face monetary judgments, penalties or other sanctions that could have a material adverse effect on the Company’s business, financial condition and results of operations and could cause its ordinary share price to decline.

Our Class A Public Warrants, Forward Purchase Securities, and Class L ordinary shares are accounted for as a liability and are recorded at fair value upon issuance with changes in fair value each period to be reported in earnings, which may have an adverse effect on the market price of our Ordinary Shares.

Following the restatement of our historical financial statements, we account for our Class A Public Warrants, Forward Purchase Securities, and Class L ordinary shares as a liability, recorded at fair value upon issuance, with any changes in fair value each period reported in earnings as determined by the Company based upon a valuation report obtained from its independent third party valuation firm. The impact of changes in fair value on earnings may have an adverse effect on the market price of our ordinary shares.

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

●	the history and prospects of companies whose principal business is the acquisition of other companies;
●	prior offerings of those companies;
●	our prospects for acquiring an operating business at attractive values;
●	a review of debt-to-equity ratios in leveraged transactions;
●	our capital structure;
●	an assessment of our founding team and their experience in identifying operating companies;
●	general conditions of the securities markets at the time of the Initial Public Offering; and
●	other factors as were deemed relevant.

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

Our corporate affairs and the rights of shareholders will be governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States. For a more detailed discussion of the principal differences between the provisions of the Companies Act applicable to us and, for example, the laws applicable to companies incorporated in the United States and their shareholders, see Exhibit 4.5 to this Amendment No. 2 to the Annual Report on Form 10-K/A “Description of Registrant’s Securities—Certain Differences in Corporate Law.”

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

We have been advised by Campbells LLP, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

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

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;
●	rules and regulations regarding currency redemption;
●	complex corporate withholding taxes on individuals;
●	laws governing the manner in which future business combinations may be effected;
●	exchange listing and/or delisting requirements;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	local or regional economic policies and market conditions;
●	unexpected changes in regulatory requirements;
●	longer payment cycles;
●	tax issues, such as tax law changes and variations in tax laws as compared to United States tax laws;
●	currency fluctuations and exchange controls;
●	rates of inflation;
●	challenges in collecting accounts receivable;
●	cultural and language differences;
●	employment regulations;
●	underdeveloped or unpredictable legal or regulatory systems;
●	corruption;

●	protection of intellectual property;
●	social unrest, crime, strikes, riots and civil disturbances;
●	regime changes and political upheaval;
●	terrorist attacks, natural disasters and wars; and
●	deterioration of political relations with the United States.

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

(a) Market Information

Our units, Class A ordinary shares and warrants are traded on the NYSE under the symbols “LEAP.U”, “LEAP” and “LEAP.WS”, respectively. Our units commenced public trading on September 11, 2020. Our Class A ordinary shares and warrants began separate trading on November 2, 2020.

(b) Holders

On March 29, 2022, there were two holders of record of our Class A ordinary shares, four holders of record of our Class B ordinary shares, one holder of our Class L ordinary shares, and one holder of our warrants.

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

Recent Sales of Unregistered Securities

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

After deducting the underwriting discounts and commissions (excluding the deferred portion of approximately $14.1 million in underwriting discounts and commissions, which amount will be payable upon consummation of our initial business combination, if consummated) and our Initial Public Offering expenses, $402.5 million of the net proceeds from our Initial Public Offering and the private placement shares (or $10.00 per unit sold in our Initial Public Offering) was placed in the trust account. As of March 31, 2021, the date our Annual Report on Form 10-K was filed with the SEC (the “Original 10-K Filing”), we had $1.4 million in cash held outside the trust account and will be used to fund our operating expenses. The net proceeds of our Initial Public Offering and certain proceeds from the sale of the private placement shares are held in the trust account and are invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Reserved

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated)

References to the “company,” “Ribbit LEAP,” “our,” “us,” or “we” refer to Ribbit LEAP, Ltd. The following discussion and analysis of the company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Amendment No. 2 to the Annual Report on Form 10-K/A. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Amendment No. 2 to the Annual Report on Form 10-K/A including, without limitation, statements regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Amendment No. 2 to the Annual Report on Form 10-K/A, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Amendment No. 2 to the Annual Report on Form 10-K/A should be read as being applicable to all forward-looking statements whenever they appear in this Amendment No. 2 to the Annual Report on Form 10-K/A. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

In this Amendment No. 2 to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020, we are restating the period from July 7, 2020 (Inception) through December 31, 2020 (the “Affected Period”). We are also restating the audited balance sheet as of September 15, 2020, as filed with the SEC on September 18, 2020 (the “Post IPO Balance Sheet”) and the unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, filed with the SEC on November 9, 2020 (collectively, the “Original Financial Statements”), in the accompanying financial statements included in this Amendment No. 2 to the Annual Report on Form 10-K/A.

Amendment No. 1

The restatement results from our prior accounting for our Class A public warrants and forward purchase securities issued in connection with our initial public offering in September 2020 and the Class L ordinary shares issued to our sponsor in September 2020, which had been classified as a component of equity on the premise that the instruments were indexed to our own ordinary shares and were eligible to be accounted for as equity instruments instead of classifying them as derivative liabilities.

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

Therefore, in consultation with our Audit Committee, we concluded that our previously issued Financial Statements for the periods beginning July 7, 2020 (Inception) through December 31, 2020 (the “Affected Period”) should be restated because of a misapplication in the guidance around accounting for our outstanding Class A public warrants, forward purchase securities, and Class L ordinary shares, and should no longer be relied upon.

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

Amendment No. 2

We have re-evaluated our application of FASB ASC Topic 480-10-S99-3A to our accounting classification of the redeemable Class A ordinary shares, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in our Initial Public Offering on September 15, 2020. Since issuance in September 2020, we had considered the Public Shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary share while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001. Previously, we did not consider redeemable ordinary shares classified as temporary equity as part of net tangible assets. After discussion and evaluation, including with our audit committee, management has determined that the certain Class A ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside our control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management noted an adjustment between temporary equity and permanent equity should be made. In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, we revised our earnings per share calculation to allocate income and losses shared pro rata between (i) Class A ordinary shares subject to possible redemption and (ii) Class B non-redeemable ordinary shares and Class A non-redeemable ordinary shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.

As a result of the factors described above, our management and our audit committee concluded that our previous audited financial statements for the period ended December 31, 2020 on Amendment No. 1 to the Annual Report on Form 10-K/A filed May 17, 2021 as well as its unaudited financial statements for the quarterly period ended September 30, 2020 included in its Amendment No. 1 to the Annual Report on Form 10-K/A, as well as the Company’s balance sheet as of September 15, 2020 included on the Company’s Current Report on Form 8-K dated September 18, 2020 should no longer be relied upon because the reclassification should have instead been characterized as a restatement under relevant accounting guidance. As a result, we have restated our financial statements for the affected periods in this Amendment No. 2 to our Annual Report on Form 10-K/A.

The change in accounting for the redeemable Class A ordinary shares did not have any impact on our liquidity, net cash flows, revenues or costs of operating our business in the affected periods.

In connection with the restatement, our management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that disclosure controls and procedures for the period were not effective as of December 31, 2020, due to the material weakness in our internal controls over financial reporting with respect to the classification of our Class A public warrants, forward purchase securities, and Class L ordinary shares as components of equity instead of as derivative liabilities, our classification of a portion of our Class A ordinary shares subject to possible redemption as permanent equity as opposed to temporary equity, and our earnings per share presentation. For more information, see Part II, Item 9A, “Controls and Procedures” (Restated) included in this Amendment No. 2 to the Annual Report on Form 10-K/A.

We have not amended our previously filed Quarterly Reports on Forms 10-Q for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 2 to the Annual Report on Form 10-K/A, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

Overview

We are a blank check company incorporated on July 7, 2020 as a Cayman Islands exempted company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

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

Class A Ordinary Shares Subject to Possible Redemption

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

Net Income/(Loss) Per Ordinary Share

The Company follows the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, which are referred to as redeemable ordinary shares and non-redeemable ordinary shares. The redeemable ordinary shares include Class A redeemable ordinary shares issued upon the Initial Public Offering. The non-redeemable ordinary shares include Class B non-redeemable ordinary shares and Class A non-redeemable ordinary Private Placement Shares. Income and losses are shared pro rata between the two classes of ordinary shares. The calculation of diluted net income (loss) does not consider the effect of the public warrants underlying the Units sold in the Initial Public Offering, Forward Purchase Securities, or Class L ordinary shares in the calculation of diluted income (loss) per share, because these instruments are contingently exercisable, and the contingencies have not yet been met. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

This information appears following Item 15 of this Amendment No. 2 to the Annual Report on Form 10-K/A. As discussed in the Explanatory Note to this Amendment No. 2 to the Annual Report on Form 10-K/A, we have restated our financial statements for the year ended December 31, 2020, and certain unaudited financial information included in those financial statements. The impact of the Restatement is more fully described in Note 2 to the Company’s financial statements included in Item 15 of Part IV of this Amendment No. 2 to the Annual Report on Form 10-K/A.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Operating Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Operating Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2020, due solely to the material weakness in our internal control over financial reporting. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Amendment No. 2 to the Annual Report on Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Controls Over Financial Reporting

This Amendment No. 2 to the Annual Report on Form 10-K/A does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Amendment No. 2 to the Annual Report on Form 10-K/A had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Our internal control over financial reporting did not result in the proper classification of our Class A Public Warrants, Forward Purchase Securities, and the Class L ordinary shares. Our Class A Public Warrants, our Forward Purchase Securities, and the Class L ordinary shares have been historically accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on a SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, including with our independent auditors, we have concluded that our Class A Public Warrants, Class A Warrants included in our Forward Purchase Securities and the Class L ordinary shares should be presented as liabilities with subsequent fair value remeasurement as previously restated in our Amendment No. 1 to the Annual Report on Form 10-K/A as filed with the SEC on May 17, 2021. In addition, our management has concluded that our control around the interpretation and accounting for certain complex features of the Class A ordinary shares issued by the Company and related EPS calculation were not effectively designed or maintained resulting in the misclassification of Class A ordinary shares subject to possible redemption as permanent equity instead of temporary equity and changes to the Company’s net income (loss) per share calculations that have been restated within this Amendment No. 2 to the Annual Report on Form 10-K/A.

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

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

As of the date of our original Annual Report on Form 10-K, our officers and directors are as follows:

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

Our board of directors has three standing committees: an audit committee, a nominating committee and a compensation committee. Each committee operates under a charter that was approved by our board and has the composition and responsibilities described below. Subject to phase-in rules and a limited exception, NYSE rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, NYSE rules require that the compensation committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that was approved by our board of directors and has the composition and responsibilities described below. The charter of each committee is available on our website.

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

The audit committee operates pursuant to a charter and is responsible for:

●	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;
●	monitoring the independence of the independent registered public accounting firm;
●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
●	inquiring and discussing with management our compliance with applicable laws and regulations;
●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

●	appointing or replacing the independent registered public accounting firm;
●	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;
●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;
●	monitoring compliance on a quarterly basis with the terms of our Initial Public Offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our Initial Public Offering; and
●	reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

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

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the nominating committee’s charter, provides that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;
●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and
●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

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

Our board of directors has determined that each of Joseph Kauffman and Susan Segal are independent. We adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and approving the compensation of all of our other Section 16 executive officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Code of Ethics

We adopted a Code of Ethics applicable to our directors, officers and employees. A copy of the Code of Ethics is available on our website. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;
●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;
●	directors should not improperly fetter the exercise of future discretion;
●	duty to exercise powers fairly as between different sections of shareholders;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and
●	duty to exercise independent judgment.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

INDIVIDUAL	ENTITY	ENTITY’S BUSINESS	AFFILIATION
Meyer Malka	Ribbit Capital	Investment firm	Managing Partner

Cynthia McAdam	Ribbit Capital	Investment firm	Chief Operating Officer

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any fulltime employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which they may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.
●	Our sponsor subscribed for founder shares and purchased private placement shares in a transaction that was consummated simultaneously with the Initial Public Offering. Our sponsor and our founding team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares purchased during or after the Initial Public Offering in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the Initial Public Offering, or 27 months from the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. Additionally, our sponsor has agreed to waive its rights to liquidating distributions from the trust account with respect to its founder shares if we fail to complete our initial business combination within the required time period. Except as described herein, our sponsor and certain of its affiliates and our founding team have agreed

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
●	An affiliate of our sponsor has entered into a forward purchase agreement with us that will provide for the purchase by an affiliate of our sponsor of the forward purchase securities for an aggregate purchase price of $100,000,000 in a private placement to close substantially concurrently with the closing of our initial business combination.
●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a partner business as a condition to any agreement with respect to our initial business combination.

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

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, civil fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We entered into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 1, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;
●	each of our executive officers and directors; and
●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them.

In the table below, percentage ownership is based on 40,250,000 Class A ordinary shares (excluding 1,005,000 private placement shares) and 4,472,222 Class B ordinary shares outstanding as of the date of this Amendment No. 1 to the Annual Report on Form 10-K/A. Voting power represents the combined voting power of Class A ordinary shares and Class B ordinary shares owned beneficially by such person. On all matters to be voted upon, the holders of the Class A ordinary shares and the Class B ordinary shares vote together as a single class. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis.

	Class B ordinary
	shares(2)(3)(4)(5)		Class A ordinary shares
	Number of		Number of		Approximate
	Shares	Approximate	Shares	Approximate	Percentage
	Beneficially	Percentage	Beneficially	Percentage	of Voting
Name of Beneficial Owners	Owned	of Class	Owned	of Class	Control
Ribbit LEAP Sponsor, Ltd. (our sponsor)(1)	4,407,222	98%	—	—	20%
D1 Capital Partners L.P.(6)	—	—	3,000,000	7%	7%
Marcho Partners LLP(7)	—	—	2,894,636	7%	6%
Valiant Capital Management, L.P.(8)	—	—	2,400,000	6%	5%
Meyer Malka(1)	—	—	—	—	—
Cynthia McAdam(1)	—	—	—	—	—
Joseph Kauffman(1)	32,500	1%	—	—	*
Susan Segal(1)	32,500	1%	—	—	*
All officers and directors as a group (4 individuals)	65,000	2%	—	—	*

*	Less than one percent.
(1)	The business address of these entities and individuals is 364 University Avenue, Palo Alto, California 94301.
(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. The Class B ordinary shares will convert at the option of the holder into Class A ordinary shares at any time after our initial business combination as described in Exhibit 4.5 to this Amendment No. 2 to the Annual Report on Form 10-K/A “Description of Registrant’s Securities.”
(3)	Does not include 12,777,778 Class A ordinary shares underlying the Class L ordinary shares.
(4)	The shares reported herein are held in the name of our sponsor. Meyer Malka, our Chairman and Chief Executive Officer is a director of our sponsor. As such, he may be deemed to have voting and investment discretion with respect to the Class B ordinary shares held of record by our sponsor and may be deemed to have shared beneficial ownership of the Class B ordinary shares held directly by our sponsor.
(5)	Does not include any shares indirectly owned by this individual as a result of his or her ownership interest in our sponsor.

(6)	Includes shares owned by D1 Capital Partners L.P. and Mr. Daniel Sundheim. Mr. Sundheim may be deemed to beneficially own the reported securities by virtue of the fact that Mr. Sundheim indirectly controls D1 Capital Partners L.P. The address of the principal business office of each of the reporting persons is 9 West 57th Street, 36th Floor, New York, New York 10019.
(7)	Includes shares owned by Marcho Partners LLP and Mr. Carl Anderson. Mr. Anderson may be deemed to beneficially own the reported securities by virtue of the fact that Mr. Anderson indirectly controls Marcho Partners LLP. The address of the principal business office of each of the reporting persons is Berkeley Square House, Berkeley Square, Mayfair, London W1J 6BE, United Kingdom.
(8)	Includes shares owned by Valiant Capital Management, L.P., Valiant Capital Management, LLC and Mr. Christopher R. Hansen. Valiant Capital Management, LLC and Mr. Hansen may be deemed to beneficially own the reported securities by virtue of that that Valiant Capital Management, L.P. is the general partner and investment adviser to Valiant Capital Management, LLC, which is general partner of Valiant Capital Management, L.P., and Mr. Hansen is the sole manager of Valiant Capital Management, LLC. The business address of this entities is One Market Street, Steuart Tower, Suite 2625, San Francisco, California 94105.

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

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On July 20, 2020, our sponsor paid $25,000, to cover for certain offering costs in consideration for 25,000 ordinary shares. On September 2, 2020, we filed an amended and restated memorandum and articles of association. Pursuant to the amendment, the then-outstanding 25,000 ordinary shares were subdivided into 4,472,222 Class B ordinary shares and 12,777,778 Class L ordinary shares. Upon this subdivision the founder price per share was approximately $0.0014 per share. On September 8, 2020, our sponsor transferred 32,500 founder shares to each of our two independent directors. The number of founder shares issued outstanding after giving effect to such subdivision was determined based on the expectation that such founder shares would represent 10% of the issued and outstanding Class A ordinary shares upon completion of the Initial Public Offering, including the Class A ordinary shares issuable upon conversion of the founder shares (excluding the private placement shares and the Class A ordinary share issuable upon conversion of Class L ordinary shares). The founder shares (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

The Class L ordinary shares are non-voting and will convert into Class A ordinary shares after our initial business combination only to the extent certain triggering events occur prior to the 10th anniversary of our initial business combination, including specified strategic transactions and other triggering events based on our stock trading at $20.00 per share and additional stock trading thresholds up to $50.00 per share, in each case, as described in this Amendment No. 2 to the Annual Report on Form 10-K/A. If following our initial business combination all of the Class L ordinary shares vest, the number of Class A ordinary shares into which the Class L ordinary shares shall have converted plus the number of Class A ordinary shares into which the Class B ordinary shares shall have converted will represent, in the aggregate, 30% of the ordinary shares issued and outstanding upon the Initial Public Offering. Notwithstanding the foregoing, all Class L ordinary shares that are issued and outstanding on the 10th anniversary of our initial business combination will be automatically forfeited. The Class L ordinary shares may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder; provided, that any Class A ordinary shares issued upon conversion of any Class L ordinary shares will not be subject to such restrictions on transfer.

Our sponsor has purchased 1,005,000 ordinary shares for a purchase price of $10.1 million in a private placement that occurred simultaneously with the closing of our Initial Public Offering. These Class A ordinary shares, which we refer to as the private placement shares, are identical to the Class A ordinary shares sold in the Initial Public Offering, subject to certain limited exceptions as described in this Amendment No. 2 to the Annual Report on Form 10-K/A. As such, our sponsor’s interest in the Initial Public Offering is valued at $10.1 million.

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

As more fully discussed in the section of this Amendment No. 2 to the Annual Report on Form 10-K/A entitled “Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

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

We have entered into a registration and shareholder rights agreement pursuant to which our initial shareholders, and their permitted transferees, if any, and our sponsor will be entitled to certain registration rights with respect to the private placement shares, including any private placement shares that may be issued upon conversion of working capital loans, the Class A ordinary shares into which founder shares and Class L ordinary shares are convertible, and the Class A ordinary shares that are part of the forward purchase securities, and the Class A ordinary shares issuable upon exercise or conversion of the forward purchase warrants. Further, pursuant to an agreement entered simultaneously with the Initial Public Offering, for so long as the holders of the founder shares hold in the aggregate a number of Class A ordinary shares (on an as-converted to Class A ordinary share basis) equal to at least 50% of the sum of the founder shares plus the number of Class A ordinary shares issued upon conversion of any Class A ordinary shares, the holders of the founder shares shall have the right to appoint one-fifth of the members of our board of directors, rounded up to the nearest whole director, which is described in Exhibit 4.5 to this Amendment No. 2 to the Annual Report on Form 10-K/A “Description of Registrant’s Securities—Registration and Shareholder Rights.”

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

Item 14. Principal Accountant Fees and Services

Our independent public accounting firm is Frank, Rimerman + Co. LLP, One Embarcadero Center, Suite 2410, San Francisco, California 94111, PCAOB Auditor ID: 1596 (“Frank, Rimerman”).

Audit Fees. During the period from July 7, 2020 (inception) through December 31, 2020, fees for Frank, Rimerman were approximately $38,500 for the services performed in connection with our Initial Public Offering, quarterly reviews, and the audit of our December 31, 2020, financial statements included in our Annual Report on Form 10-K as filed with the SEC on March 31, 2021.

Audit-Related Fees. During the period July 7, 2020 (inception) through December 31, 2020, Frank, Rimerman did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the period from July 7, 2020 (inception) through December 31, 2020, Frank, Rimerman did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the period from July 7, 2020 (inception) through December 31, 2020, there were no fees billed for products and services provided by Frank, Rimerman other than those set forth above.

Pre-Approval Policy. The process for pre-approval of account fees and services is provided for in the audit committee charter which can be found on our website.

PART IV

Item 15. Exhibits, Financial Statement Schedules (Restated)

(a)	The following documents are filed as part of this Amendment No. 2 to the Annual Report on Form 10-K/A:
(1)	Financial Statements
(2)	Exhibits

We hereby file as part of this Amendment No. 2 to the Annual Report on Form 10-K/A the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description

1.1	Underwriting Agreement, by and between the Registrant and J.P. Morgan Securities LLC, as representative of the underwriters.(1)

3.1	Memorandum and Articles of Association.(1)

3.2	Amended and Restated Memorandum and Articles of Association.(1)

4.1	Specimen Unit Certificate.(1)

4.2	Specimen Class A Ordinary Share Certificate.(1)

4.3	Specimen Warrant Certificate.(1)

4.4	Warrant Agreement, between the Registrant and Continental Stock Transfer & Trust Company.(1)

4.5	Description of the Registrant’s Securities.*

10.1	Investment Management Trust Agreement between the Registrant and Continental Stock Transfer & Trust Company.(1)

10.2	Registration and Shareholder Rights Agreement, by and among the Registrant Ribbit LEAP Sponsor, Ltd. and the Holders signatory thereto.(1)

10.3	Private Placement Shares Purchase Agreement between the Registrant, and Ribbit LEAP Sponsor, Ltd..(1)

10.8	Letter Agreement between the Registrant, Ribbit LEAP Sponsor, Ltd. and each director and officer of the Registrant.(1)

10.9	Forward Purchase Agreement, between the Registrant and Ribbit LEAP Sponsor,Ltd..(1)

14	Code of Ethics(1)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

99.1	Audit Committee Charter.(1)

Exhibit No.	Description

99.2	Compensation Committee Charter.(1)

99.3	Nominating Committee Charter.(1)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the registrant’s Registration Statement on Form S-1/A, filed with the SEC on September 4, 2020.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Amendment No. 2 to the Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2022

Ribbit LEAP, Ltd.

/s/ Meyer Malka
Name:	Meyer Malka
Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 2 to the Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Meyer Malka	Chairman and Chief Executive Officer
Meyer Malka	(Principal Executive Officer and the Registrant’s authorized signatory in the United States)	March 29, 2022

/s/ Cynthia McAdam	Chief Operating Officer	March 29, 2022
Cynthia McAdam	(Principal Financial and Accounting Officer)

/s/ Joseph Kauffman	Director	March 29, 2022
Joseph Kauffman

/s/ Susan Segal	Director	March 29, 2022
Susan Segal

/s/ Jeff Bogan	Director	March 29, 2022
Jeff Bogan

RIBBIT LEAP, LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Ribbit LEAP, Ltd.

Palo Alto, California

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Ribbit LEAP, Ltd. (the “Company”) as of December 31, 2020, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the period from July 7, 2020 (inception) through December 31, 2020, and the related notes to the financial statements (collectively the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from July 7, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the period from July 7, 2020 (inception) through December 31, 2020, have been restated to correct certain misstatements.

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

Emphasis of the Company’s Business Combination Period

As discussed in Note 1 to the financial statements, if the Company does not complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purposes of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem all of the Class A ordinary redeemable shares issued as part of the units in the Initial Public Offering. The Combination period is set to end on September 15, 2022. For additional terms around the Combination Period and winding up, see Note 1 to the financial statements. Our opinion is not modified with respect to this matter.

/s/ Frank, Rimerman + Co. LLP

We have served as the Company’s auditor since 2020.

San Francisco, California

March 30, 2021, except for the effects of the restatement disclosed in Note 2- Amendment 1 as to which the date is May 17, 2021 and except for the effects of the restatement disclosed in Note 2- Amendment 2, as to which the date is March 29, 2022.

RIBBIT LEAP, LTD.

BALANCE SHEET

DECEMBER 31, 2020

(Restated - See Note 2)

ASSETS
Current assets:
Cash	$1,444,127
Prepaid asset	260,000
Total Current Assets	1,704,127

Cash and marketable securities held in Trust Account	402,585,717
Other long-term assets	168,403
TOTAL ASSETS	$404,458,247

LIABILITIES, CLASS A REDEEMABLE SHARES, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$138,598
Total Current Liabilities	138,598

Class A public warrants liability	34,212,500
Forward purchase securities liability	38,570,000
Class L ordinary shares liability	90,540,000
Deferred Underwriting Commissions	14,087,500
Total Liabilities	177,548,598

Commitments and Contingencies

Class A ordinary shares, $0.0001 par value; 40,250,000 shares subject to possible redemption at $10.00 per share redemption value	402,500,000

Shareholders' Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Class A ordinary shares $0.0001 par value; 600,000,000 shares authorized; 1,005,000 shares issued and outstanding (excluding 40,250,000 shares subject to possible redemption)	101
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 4,472,222 shares issued and outstanding	447
Additional paid-in capital	—
Accumulated deficit	(175,590,899)
Total Shareholders' Deficit	(175,590,351)
TOTAL LIABILITIES, CLASS A REDEEMABLE SHARES, AND SHAREHOLDERS’ DEFICIT	$404,458,247

The accompanying notes are an integral part of the financial statements.

RIBBIT LEAP, LTD.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JULY 7, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(Restated - See Note 2)

Formation and operating costs	$291,068
Loss from operations	$(291,068)
Other income (expense):
Change in fair value of Class A public warrants liability	(13,363,000)
Change in fair value of forward purchase securities liability	(9,540,000)
Change in fair value of Class L ordinary shares liability	(90,540,000)
Interest earned on marketable securities held in Trust Account	85,717
Net Loss	$(113,648,351)

Weighted average shares outstanding of redeemable ordinary shares, basic and diluted	24,421,348
Basic and diluted net loss per redeemable ordinary share	$(3.90)

Weighted average shares outstanding of non-redeemable ordinary shares, basic and diluted	4,755,374
Basic and diluted net loss per non-redeemable ordinary share	$(3.90)

The accompanying notes are an integral part of the financial statements.

RIBBIT LEAP, LTD.

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM JULY 7, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(Restated - See Note 2)

	Ordinary shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - July 7, 2020 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of ordinary shares to Sponsor in private placement	—		4,472,222	447	24,553	—	25,000
Issuance of ordinary shares from private placement with sponsor	1,005,000	101	—	—	10,049,900	—	10,050,001
Accretion of Class A ordinary shares subject to redemption value	—	—	—	—	(10,074,453)	(61,942,548)	(72,017,001)
Net loss	—	—	—	—	—	(113,648,351)	(113,648,351)
Balance - December 31, 2020	1,005,000	$101	4,472,222	$447	$—	$(175,590,899)	$(175,590,351)

The accompanying notes are an integral part of the financial statements.

RIBBIT LEAP, LTD.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 7, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(Restated - See Note 2)

Cash Flows from Operating Activities:
Net loss	$(113,648,351)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of Class A public warrants liability	13,363,000
Change in fair value of forward purchase securities liability	9,540,000
Change in fair value of Class L ordinary shares liability	90,540,000
Interest earned on marketable securities held in Trust Account	(85,717)
Changes in operating assets and liabilities:
Prepaid expenses	(260,000)
Other long-term assets	(168,403)
Accounts payable and accrued expenses	138,598
Net cash used in operating activities	(580,873)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(402,500,000)
Net cash used in investing activities	(402,500,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	25,000
Proceeds received from initial public offering, net of underwriting discounts paid	394,450,000
Proceeds received from private placement	10,050,000
Proceeds from promissory note - related party	200,000
Repayment of promissory note - related party	(200,000)
Net cash provided by financing activities	404,525,000

Net Change in Cash	1,444,127
Cash - Beginning July 7, 2020 (Inception)	—
Cash - End of the Period	$1,444,127

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Deferred offering costs paid in exchange for issuance of ordinary shares to Sponsor	$25,000
Deferred underwriting commissions in connection with the initial public offering	$14,087,500
Initial fair value of Class A public warrants liability	$20,849,500
Initial fair value of forward purchase securities liability	$29,030,000

The accompanying notes are an integral part of the financial statements.

RIBBIT LEAP, LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Note 1 — Organization and Business Operations

Ribbit LEAP, Ltd. (the “Company”) is a blank check company incorporated on July 7, 2020 (inception) as a Cayman Islands exempted company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the "Business Combination"). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from July 7, 2020 (inception) through December 31, 2020 relates to the Company’s formation and the initial public offering (the "Initial Public Offering") described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company will provide the holders (the “Public Shareholders”) of its outstanding Class A ordinary shares, sold in the Initial Public Offering (the "Public Shares") with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Public Offering in accordance with the Financial Accounting Standards Board’s ("FASB") Accounting Standards Codification ("ASC") Topic 480 "Distinguishing Liabilities from Equity" ("FASB ASC Topic 480"). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission ("SEC") and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4), and any Public Shares purchased during or after the Public Offering in favor of a Business Combination. In addition, the Company’s Sponsor, officer and directors (the "initial shareholders") have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares owned by it in connection with the completion of a Business Combination.

Notwithstanding the foregoing, the Company’s amended and restated memorandum and articles of association provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a "group" (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the shares of Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.

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

The Company's initial shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders or members of the Company’s management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account (or less than that in certain circumstances).

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

Note 2 – Restatement of Previously Issued Financial Statements

The Company concluded it should restate its previously issued financial statements by amending Amendment No. 1 to the Annual Report on Form 10-K/A, filed with the SEC on May 17, 2021, to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with FASB ASC Topic 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its Amended and Restated Certificate of Incorporation currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable ordinary shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Also, in connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company also revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares will share pro rata in the income and losses of the Company. As a result, the Company restated its previously filed financial statements to present all redeemable Class A ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with FASB ASC Topic 480. The Company’s previously filed financial statements that contained the error were initially reported in the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2020 (the “Post-IPO Balance Sheet”), the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which were previously restated in the Company’s Amendment No. 1 to the Form 10-K/A as filed with the SEC on May 17, 2021 (the “Amendment No. 1”), as well as the Quarterly Reports on Forms 10-Q for the quarterly periods ended March 31, 2021 and June 30, 2021 (collectively the “Affected Periods”). These financial statements in this Amendment No. 2 to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020 restate the Company’s previously issued audited financial statements covering the periods through December 31, 2020. The Company’s unaudited financial statements for the quarterly periods ended March 31, 2021 and June 30, 2021 will be restated in an amendment to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 to be filed with the SEC. Refer to Note 3, which have also been updated to reflect the restatement contained in this Amendment No. 2.

Impact of the Restatement

The impact of the restatement on the Balance Sheet, Statement of Operations, and Statement of Cash Flows for the Affected Periods is presented below.

	As of September 15, 2020
	As Reported	Adjustments	As Restated
Balance Sheet
Class A public warrants liability	—	20,849,500	20,849,500
Forward purchase securities liability	—	29,030,000	29,030,000
Class L ordinary shares liability	—	48,250,000	48,250,000
Deferred underwriting commissions	14,087,500	—	14,087,500
Total Liabilities	14,633,301	98,129,500	112,762,801

Commitments and Contingencies

Class A ordinary shares, $0.0001 par value; 40,250,000 shares at $10.00 per share redemption value	384,671,820	17,828,180	402,500,000
Shareholders' Equity (Deficit)
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—	—
Class A ordinary shares $0.0001 par value; 600,000,000 shares authorized; 1,005,000 issued and outstanding (excluding 40,250,000 shares subject to possible redemption)	279	(178)	101
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 4,472,222 issued and outstanding	447	—	447
Class L ordinary shares, $0.0001 par value; 15,000,000 shares authorized; 12,777,778 issued and outstanding	1,278	(1,278)	—
Additional paid-in-capital	5,006,241	(5,006,241)	—
Accumulated deficit	(8,244)	(110,949,983)	(110,958,227)
Total Shareholders' Equity (Deficit)	$5,000,001	(115,957,680)	$(110,957,679)

	As of December 31, 2020
	As Reported as
	Previously Restated in
	10-K/A Amendment
	No. 1	Adjustment	As Restated
Balance Sheet
Class A ordinary shares, $0.0001 par value; 40,250,000 shares subject to possible redemption at $10.00 per share redemption value	$221,909,648	$180,590,352	$402,500,000
Shareholders' Equity (Deficit)
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—	—
Class A ordinary shares $0.0001 par value; 600,000,000 shares authorized; 1,005,000 issued and outstanding (excluding 40,250,000 shares subject to possible redemption)	1,906	(1,805)	101
Class B ordinary shares, par value; 10,000,000 shares authorized; 4,472,222 issued and outstanding	447	—	447
Additional paid-in-capital	118,645,999	(118,645,999)	—
Accumulated deficit	(113,648,351)	(61,942,548)	(175,590,899)
Total Shareholders’ Equity (Deficit)	$5,000,001	$(180,590,352)	$(175,590,351)

	For the Period from July 7, 2020 (Inception) through December 31, 2020
	As Reported as Previously
	Restated in 10-K/A
	Amendment No. 1	Adjustment	As Restated
Statement of Operations
Weighted average shares outstanding of redeemable ordinary shares, basic and diluted	40,250,000	(15,828,652)	24,421,348
Basic and diluted net loss per redeemable ordinary share	$—	(3.90)	$(3.90)
Weighted average shares outstanding of non-redeemable ordinary shares, basic and diluted	5,081,997	(326,623)	4,755,374
Basic and diluted net loss per non-redeemable ordinary share	$(22.38)	18.48	$(3.90)

	For the Period from July 7, 2020 (Inception) through December 31. 2020
	As Reported as Previously
	Restated in 10-K/A
	Amendment No. 1	Adjustment	As Restated
Statement of Cash Flows
Supplemental schedule of non-cash investing and financing activities:
Initial classification of Class A ordinary shares subject to possible redemption	$286,542,320	$(286,542,320)	$—
Change in value of Class A ordinary shares subject to possible redemption	$(64,632,672)	$64,632,672	$—

	As of September 30, 2020
	As Reported as Previously
	Restated in 10-K/A
	Amendment No. 1	Adjustment	As Restated
Balance Sheet
Class A ordinary shares, $0.0001 par value; 40,250,000 shares subject to possible redemption at $10.00 per share redemption value	$283,939,374	$118,560,626	$402,500,000
Shareholders' Equity (Deficit)
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—	—
Class A ordinary shares $0.0001 par value; 600,000,000 shares authorized; 1,005,000 issued and outstanding (excluding 40,250,000 shares subject to possible redemption)	1,286	(1,185)	101
Class B ordinary shares, par value; 10,000,000 shares authorized; 4,472,222 issued and outstanding	447	—	447
Additional paid-in-capital	55,856,861	(55,856,861)	—
Accumulated deficit	(50,858,593)	(62,702,580)	(113,561,173)
Total Shareholders’ Equity (Deficit)	$5,000,001	$(118,560,626)	$(113,560,625)

	For the Period from July 7, 2020 (Inception) through September 30, 2020
	As Reported as Previously
	Restated in 10-K/A
	Amendment No. 1	Adjustment	As Restated
Statement of Operations
Weighted average shares outstanding of redeemable ordinary shares, basic and diluted	40,250,000	(32,761,628)	7,488,372
Basic and diluted net loss per redeemable ordinary share	$—	(4.43)	$(4.43)
Weighted average shares outstanding of non-redeemable ordinary shares, basic and diluted	4,659,199	(676,034)	3,983,165
Basic and diluted net loss per non-redeemable ordinary share	$(10.92)	6.49	$(4.43)

	Period from July 7, 2020 (Inception) through September 30, 2020
	As Reported as Previously
	Restated in 10-K/A
	Amendment No. 1	Adjustment	As Restated
Statement of Cash Flows
Supplemental schedule of non-cash investing and financing activities:
Initial classification of ordinary shares subject to possible redemptions	$286,542,320	$(286,542,320)	$—
Change in value of Class A ordinary shares subject to possible redemption	$(2,602,946)	$2,602,946	$—

Reassessment of Going Concern

In connection with the restatement, the Company has performed an assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. If the Company does not complete an initial Business Combination within 24 months from September 15, 2020, the Company will (i) cease all operations except for the purposes of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem all of the Class A ordinary redeemable shares issued as part of the units in the Initial Public Offering at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account with Continental Stock Transfer and Trust Company acting as trustee (the "Trust Account"), including interest, net of taxes (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish the shareholder rights of owners of Class A ordinary shares (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, dissolve and liquidate, subject in each case to the Company's obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution, including Trust Account assets, will be less than the initial public offering price per unit in the Public Offering. In addition, if the Company fails to complete its Business Combination within the Combination Period, there will be no redemption rights or liquidating distributions with respect to warrants to purchase the Company's Class A ordinary shares, which will expire worthless.

The accompanying financial statements have been prepared on a going concern basis and do not include any adjustments that might arise as a result of uncertainties about the Company's ability to continue as a going concern.

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

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

Class A Ordinary Shares Subject to Possible Redemption  (Restated)

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2020, the 40,250,000 Class A ordinary shares subject to possible redemption are presented as temporary equity (for mezzanine), outside of the shareholders’ equity section of the Company’s balance sheet.

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

The accretion of carrying value to redemption value was recognized on September 15, 2020, the date the Company consummated its Initial Public Offering. As of December 31, 2021, the Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

As of December 31, 2020
Gross proceeds	$402,500,000
Less:
Proceeds allocated to liability instruments	(49,879,500)
Class A ordinary shares underwriting discounts and offering costs	(22,137,501)
Plus:
Accretion of carrying value to redemption value	72,017,001
Class A ordinary shares subject to possible redemption	$402,500,000

Net Income (Loss) Per Ordinary Share (Restated)

The Company follows the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as redeemable ordinary shares and non-redeemable ordinary shares. The redeemable ordinary shares include Class A redeemable ordinary shares issued upon the Initial Public Offering. The non-redeemable ordinary shares include Class B non-redeemable ordinary shares and Class A non-redeemable ordinary Private Placement Shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period. Class A Public warrants were issued on September 15, 2020. As of December 31, 2020, no warrants have been exercised. The potential ordinary shares for outstanding warrants to purchase the Company’s ordinary shares were excluded from diluted earnings per share for the period from July 7, 2020 (inception) through December 31, 2020, because the warrants are contingently exercisable, and the contingencies have not yet been met. Class L ordinary shares will convert into Class A ordinary shares after the initial Business Combination only to the extent certain triggering events occur prior to the 10th anniversary of the initial Business Combination, including specified strategic transactions and other triggering events based on the ordinary shares trading at $20.00 per share and additional ordinary shares trading thresholds up to $50.00 per share, subject to adjustment (Note 4). The Company has not considered the effect of the Class L ordinary shares or the exercise of the Forward Purchase Securities in the calculation of diluted loss per share, since the Class L ordinary shares conversion into Class A ordinary shares and the exercise of the Forward Purchase Securities is contingent upon the occurrence of future events. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per ordinary share for each class of ordinary shares:

For the Period from July 7, 2020
(Inception) to December 31, 2020
Numerator:
Allocation of net loss	$(95,125,351)

Denominator:
Weighted average shares outstanding of Class A redeemable ordinary shares, basic and diluted	24,421,348
Basic and diluted net loss per redeemable ordinary share	$(3.90)

Numerator:
Allocation of net loss	$(18,523,000)

Denominator:
Weighted average shares outstanding of non-redeemable ordinary shares, basic and diluted	4,755,374
Basic and diluted net loss per non-redeemable ordinary share	$(3.90)

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

Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

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

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

Forward Purchase Agreement

In September 2020, the Company entered into a forward purchase agreement with LEAP Ribbit Opportunity VI, LLC, a Delaware limited liability company (the "Forward Purchase Agreement"). Pursuant to the Forward Purchase Agreement, LEAP Ribbit Opportunity VI, LLC has agreed to purchase 10,000,000 shares of the Company's Class A ordinary shares (the "Forward Purchase Shares") and 2,000,000 redeemable warrants to purchase one share of the Company's Class A ordinary share at $11.50 per share (the "Forward Purchase Warrants" and together with the Forward Purchase Shares, the "Forward Purchase Securities"), for an aggregate purchase price of $100.0 million, or $10.00 for one share of the Company's Class A ordinary share and one-fifth of one warrant, in a private placement to occur substantially concurrently with the closing of a Business Combination. The warrants to be sold as part of the Forward Purchase Agreement will be identical to the warrants underlying the Units sold in the Initial Public Offering.

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

The underwriters were paid an underwriting discount of $0.20 per Unit, or $8.1 million, upon the closing of the Initial Public Offering. An additional $0.35 per Unit, or approximately $14.1 million in the aggregate, will be payable to the underwriters for deferred underwriting commissions. The deferred underwriting commissions will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. In November 2020, the underwriter for the IPO agreed to reimburse the Company for certain documented offering costs. The Company received approximately $0.8 million pursuant to, and in satisfaction of, this reimbursement agreement in December 2020, which was recorded as a reduction of the issuance cost originally charged to shareholders' equity.

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

The warrants have an exercise price of at $11.50 per share and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. The exercise price and number of ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of an ordinary share dividend, recapitalization, reorganization, merger or consolidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares, Class L ordinary shares or forward purchase securities held by the Sponsor or such affiliates, as applicable, prior to such issuance), or the Newly Issued Price, (y) the aggregate gross proceeds from such issuances represent more than 50% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the 20 trading day period starting on the trading day after the day on which the Company consummates its initial Business Combination (such price, the "Market Value") is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

Note 8 — Shareholders’ Equity

Class A ordinary shares

The Company is authorized to issue 600,000,000 Class A ordinary shares with a $0.0001 par value. As of December 31, 2020, there were 1,005,000 Class A ordinary shares issued and outstanding, excluding 40,250,000 Class A ordinary shares subject to possible redemption.

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

Note 9 – Fair Value Measurements

The Company follows the guidance in FASB ASC Topic 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The fair value of the Company's financial assets and liabilities reflects management's estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities).

Level 1 instruments include investments in money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC Topic 320 "Investments - Debt and Equity Securities". Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts.

As of December 31, 2020, assets held in the Trust Account were comprised of $389 in cash and $402,585,328 in U.S. Treasury securities. During the period from July 7, 2020 (inception) through December 31, 2020, the Company did not withdraw any interest income from the Trust Account. The gross holding losses and fair value of held-to-maturity securities as of December 31, 2020 are as follows:

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

The key inputs into the valuation of the Forward Purchase Securities were:

	Initial	Subsequent
	Measurement	Measurement
	on September	on December 31,
Input	15, 2020	2020
Risk-free rate	0.14%	0.11%
Remaining term in years	1.79	1.50

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

The key inputs into the valuation of the Class L ordinary shares were:

December
Input	31, 2020
Risk-free rate	1.01%
Remaining term in years	11.50
Volatility	30.50%
Underlying share price	$12.99

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