Form 10-Q/A
period 2021-09-30
Ribbit LEAP, Ltd.
filed 2022-03-29
CIK 1818346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

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

RIBBIT LEAP, LTD.

Quarterly Report on Form 10-Q/A

		Page No.

	PART I. FINANCIAL INFORMATION

Item 1.	Condensed Interim Financial Statements (Unaudited)	5

	Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020.	5

	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2021 and for the period from July 7, 2020 (inception) through September 30, 2020 (Unaudited)	6

	Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2021 and for the period from July 7,2020 (inception) through September 30, 2020 (Unaudited)	7

	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021 and for the period from July 7, 2020 (inception) through September 30, 2020 (Unaudited)	8

	Notes to Condensed Interim Financial Statements (Unaudited and Restated)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated)	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures (Restated)	35

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors (Restated)	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults Upon Senior Securities	37

Item 4.	Mine Safety Disclosures	37

Item 5.	Other Information	37

Item 6.	Exhibits	38

SIGNATURES		39

EXPLANATORY NOTE

Ribbit LEAP, Ltd. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021 (this “Quarterly Report”) to amend and restate certain terms in its Quarterly Report on Form 10-Q for the quarterly period September 30, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2021 (the “Original Quarterly Report”).

Background of Restatement

All of the ordinary shares held by the Company’s public shareholders (the “Public Shares”) contain a redemption feature which provides each holder of such shares with the opportunity to have their shares redeemed, and management has no control over which Public Shares will be redeemed. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480-10-S99-3A provides that redemption provisions not solely within the control of the issuer require shares subject to redemption to be classified outside of permanent equity. Furthermore, ASC 480-10-25-6(b) provides guidance stating that in determining if an instrument is mandatorily redeemable, a provision that defers redemption until a specified liquidity level is reached would not affect classification of the instrument. As such, management has identified errors made in the historical financial statements where, at the closing of the Company’s initial public offering (the “Initial Public Offering”), the Company improperly valued its Class A ordinary shares subject to possible redemption. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Public Shares can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity as of the Initial Public Offering date and all subsequent reporting periods.

As a result, the Company’s management, together with the audit committee of the Company (the “Audit Committee”), determined that the Company’s financial statements and other financial data as of and for the three months ended March 31, 2021, and for the three and six months ended June 30, 2021, should be restated in this Quarterly Report as a result of this error. The three months ended March 31, 2021 and June 30, 2021 will be restated in Note 2 of this Quarterly Report. These restatements result in a change in the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares. Further, there is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss) but earnings per share was impacted due to a change in presentation relating to the restatements. In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also revised its earnings per share calculation to allocate net income (loss) on a pro rata basis between (i) Class A ordinary shares subject to possible redemption and (ii) Class B non-redeemable ordinary shares and Class A non-redeemable ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company.

We are filing this Amendment No. 1 to the Quarterly Report on Form 10-Q/A to amend and restate our previously issued interim financial statements as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1. Financial Statements

Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I, Item 4. Controls and Procedures

Part II, Item 1A. Risk Factors

The financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Quarterly Report, and the financial statements and related financial information contained in the Original Quarterly Report should no longer be relied upon. On February 16, 2022, the Company filed a Current Report on Form 8-K disclosing the non-reliance on the financial statements included in the Original Quarterly Report.

Internal Control Considerations

Subsequent to our filing of Form 10-Q filing for the period ended September 30, 2021, (the “Original Quarterly Report”) as filed with the SEC on November 12, 2021, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that, in light of the errors described above, and the filing of the Original Quarterly Report, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective as of the date of the Original Quarterly Report. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Quarterly Report.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Interim Financial Statements (Unaudited)

RIBBIT LEAP, LTD.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash	$869,689	$1,444,127
Prepaid assets	252,778	260,000
Total current assets	1,122,467	1,704,127

Cash and marketable securities held in Trust Account	402,671,143	402,585,717
Other long-term assets	—	168,403
TOTAL ASSETS	$403,793,610	$404,458,247

LIABILITIES, CLASS A REDEEMABLE SHARES, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$50,855	$138,598
Total current liabilities	50,855	138,598

Class A public warrants liability	10,867,500	34,212,500
Forward purchase securities liability	3,950,000	38,570,000
Class L ordinary shares liability	17,370,000	90,540,000
Deferred underwriting commissions	14,087,500	14,087,500
Total Liabilities	46,325,855	177,548,598

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 40,250,000 shares at $10.00 per share redemption value at September 30, 2021 and December 31, 2020	402,500,000	402,500,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Class A ordinary shares $0.0001 par value; 600,000,000 shares authorized; 1,005,000 shares issued and outstanding (excluding 40,250,000 shares subject to possible redemption) at September 30, 2021 and December 31, 2020	101	101
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 4,472,222 shares issued and outstanding at September 30, 2021 and December 31, 2020	447	447
Additional paid-in-capital	—	—
Accumulated deficit	(45,032,793)	(175,590,899)
Total Shareholders’ Deficit	(45,032,245)	(175,590,351)
TOTAL LIABILITIES, CLASS A REDEEMABLE SHARES, AND SHAREHOLDERS’ DEFICIT	$403,793,610	$404,458,247

The accompanying notes are an integral part of the unaudited condensed interim financial statements.

RIBBIT LEAP, LTD.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

			For the period
	Three Months Ended	Nine Months Ended	from July 7, 2020 (Inception)
	September 30, 2021	September 30, 2021	through September 30, 2020
Formation and operating costs	$187,563	$662,320	$84,593
Loss from operations	$(187,563)	$(662,320)	$(84,593)
Other income (expense):
Change in fair value of Class A public warrants liability	7,164,500	23,345,000	(644,000)
Change in fair value of forward purchase securities liability	7,500,000	34,620,000	(1,190,000)
Change in fair value of Class L ordinary shares liability	24,880,000	73,170,000	(48,940,000)
Interest earned on marketable securities held in Trust Account	28,797	85,426	—
Net income (loss)	$39,385,734	$130,558,106	$(50,858,593)

Weighted average shares outstanding of Class A redeemable ordinary shares, basic and diluted	40,250,000	40,250,000	7,488,372
Basic and diluted net income (loss) per redeemable ordinary share	$0.86	$2.86	$(4.43)

Weighted average shares outstanding of non-redeemable ordinary shares, basic and diluted	5,477,222	5,477,222	3,983,165
Basic and diluted net income (loss) per non-redeemable ordinary share	$0.86	$2.86	$(4.43)

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

The Company will provide the holders (the “Public Shareholders”) of its outstanding shares of Class A ordinary shares, sold in the Initial Public Offering (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 5), and any Public Shares purchased during or after the Public Offering in favor of a Business Combination. In addition, the Sponsor, officers and directors (the “initial shareholders”) have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares owned by it in connection with the completion of a Business Combination.

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

The Company’s initial shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders or members of the Company’s management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account (or less than that in certain circumstances). In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective partner business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective partner businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Note 2 — Restatement of Previously Issued Financial Statements

Restatement Of Previously Issued Financial Statements

The Company has followed ASC 480, “Distinguishing Liabilities from Equity,” in accounting for the redeemable Class A ordinary shares. This included recording the redeemable Class A ordinary shares in temporary equity on the balance sheet. However, the Company maintained shareholders’ equity of at least $5,000,001 as the Company will not redeem Class A ordinary shares that would cause the Company’s net tangible assets to be less than $5,000,001 following such redemptions.

In September 2021, the Company's management re-evaluated and ultimately concluded that the classification of $5,000,001 in permanent equity was not appropriate and that the Class A ordinary shares subject to possible redemption should be reclassified as temporary equity. In connection with the preparation of the financial statements as of and for the three and nine months ended September 30, 2021 that were included in the Quarterly Report on Form 10-Q (the “Original Quarterly Report”), the Company concluded that it would change its accounting and reflect the full amount of all redeemable Public Shares in temporary equity. This was a change from the Company’s previous accounting practice whereby it maintained shareholders’ equity of at least $5,000,001 as the Company will not redeem Public Shares that would cause the Company’s net tangible assets to be less than $5,000,001 following such redemptions. In connection with the change in presentation for the Public Shares subject to possible redemption, the Company also revised its earnings per share to allocate net income (loss) on a pro rata basis between (i) Class A ordinary shares subject to possible redemption and (ii) Class B non-redeemable ordinary shares and Class A non-redeemable ordinary shares.

On February 16, 2022, the Company’s management and the audit committee concluded that the Company’s previously issued (i) audited balance sheet as of September 15, 2020 (the "Post IPO Balance Sheet"), filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 18, 2020; (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, filed with the SEC on November 9, 2020; (iii) audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as amended (the "10-K/A"), filed with the SEC on May 17, 2021; (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 17, 2021; and (v) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 12, 2021 (collectively, the “Affected Periods”), in each case, should be restated to classify all of the Public Shares as temporary equity and should no longer be relied upon. As a result, the Company is restating its previously issued financial statements on Amendment No. 2 to the Annual Report on Form 10-K/A (“Amendment No. 2”) for the Post-IPO Balance Sheet as of September 15, 2020, the unaudited condensed financial statements as of and for the three and nine months ended September 30, 2020, and the Company's audited financial statements included in the Amendment No. 1 to the Annual Report on Form 10-K/A (“Amendment No. 1”) and in this Amendment No.

1 to the Quarterly Report on Form 10-Q/A  for the unaudited condensed financial statements as of and for the three months ended March 31, 2021 and June 30, 2021.

Impact of the Restatement

The following tables summarize the effect of the restatement on each of the line items in the financial statements as of the dates and for the periods, indicated:

	As of March 31, 2021
	As Previously
	Reported	Adjustment	As Restated
Balance Sheet
Class A ordinary shares subject to possible redemption, $0.0001 par value; 40,250,000 at $10.00 per share redemption value at March 31, 2021	$275,877,946	$126,622,054	$402,500,000

Shareholders’ equity (deficit)
Class A ordinary shares $0.0001 par value; 600,000,000 shares authorized; 1,005,000 issued and outstanding at March 31, 2021 (excluding 40,250,000 shares subject to possible redemption)	1,367	(1,266)	101
Class B ordinary shares, par value; 10,000,000 shares authorized; 4,472,222 issued and outstanding	447	—	447
Additional paid-in-capital	64,678,240	(64,678,240)	—
Accumulated deficit	(59,680,053)	(61,942,548)	(121,622,601)
Total shareholders’ equity (deficit)	$5,000,001	$(126,622,054)	$(121,622,053)

	For the Three Months Ended March 31, 2021
	As Previously
	Reported	Adjustment	As Restated
Statement of Operations
Net income	$53,968,298	$—	$53,968,298
Weighted average shares outstanding of redeemable ordinary shares, basic and diluted	40,250,000	—	40,250,000
Basic and diluted net income per redeemable ordinary share	$—	$1.18	$1.18
Weighted average shares outstanding of non-redeemable ordinary shares, basic	5,477,222	(5,477,222)	—
Basic net income per non-redeemable ordinary share	$9.84	$(9.84)	$—
Weighted average shares outstanding of non-redeemable ordinary shares, dilutive	6,657,468	(6,657,468)	—
Dilutive net income per non-redeemable ordinary share	$6.59	$(6.59)	$—
Weighted average shares outstanding of non-redeemable ordinary shares, basic and diluted	—	5,477,222	5,477,222
Basic and diluted net income per non-redeemable ordinary share	$—	$1.18	$1.18

	For the Three Months Ended March 31, 2021
	As Previously
	Reported	Adjustment	As Restated
Statement of Cash Flows
Supplemental schedule of non-cash investing and financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$53,968,298	$53,968,298	$—

	As of June 30, 2021
	As Previously
	Reported	Adjustment	As Restated
Balance Sheet
Class A ordinary shares subject to possible redemption, $0.0001 par value; 40,250,000 at $10.00 per share redemption value at June 30, 2021	$313,082,020	$89,417,980	$402,500,000

Shareholders’ equity (deficit)
Class A ordinary shares $0.0001 par value; 600,000,000 shares authorized; 1,005,000 issued and outstanding at June 30, 2021 (excluding 40,250,000 shares subject to possible redemption)	995	(894)	101
Class B ordinary shares, par value; 10,000,000 shares authorized; 4,472,222 issued and outstanding	447	—	447
Additional paid-in-capital	27,474,538	(27,474,538)	—
Accumulated deficit	(22,475,979)	(61,942,548)	(84,418,527)
Total shareholders’ equity (deficit)	$5,000,001	$(89,417,980)	$(84,417,979)

	For the Three Months Ended June 30, 2021
	As Previously
	Reported	Adjustment	As Restated
Statement of Operations
Net income	$37,204,074	$—	$37,204,074
Weighted average shares outstanding of redeemable ordinary shares, basic and diluted	40,250,000	—	40,250,000
Basic and diluted net income per redeemable ordinary share	$—	$0.81	$0.81
Weighted average shares outstanding of non-redeemable ordinary shares, basic	5,477,222	(5,477,222)	—
Basic net income per non-redeemable ordinary share	$6.79	$(6.79)	$—
Weighted average shares outstanding of non-redeemable ordinary shares, dilutive	5,477,222	(5,477,222)	—
Dilutive net income per non-redeemable ordinary share	$5.67	$(5.67)	$—
Weighted average shares outstanding of non-redeemable ordinary shares, basic and dilutive	—	5,477,222	5,477,222
Basic and diluted net income per non-redeemable ordinary share	$—	$0.81	$0.81

	For the Six Months Ended June 30, 2021
	As Previously
	Reported	Adjustment	As Restated
Statement of Operations
Net income	$91,172,372	$—	$91,172,372
Weighted average shares outstanding of redeemable ordinary shares, basic and diluted	40,250,000	—	40,250,000
Basic and diluted net income per redeemable ordinary share	$—	$1.99	$1.99
Weighted average shares outstanding of non-redeemable ordinary shares, basic	5,477,222	(5,477,222)	—
Basic net income per non-redeemable ordinary share	$16.64	$(16.64)	$—
Weighted average shares outstanding of non-redeemable ordinary shares, dilutive	5,885,766	(5,885,766)	—
Dilutive net income per non-redeemable ordinary share	$12.73	$(12.73)	$—
Weighted average shares outstanding of non-redeemable ordinary shares, basic and diluted	—	5,477,222	5,477,222
Basic and diluted net income per non-redeemable ordinary share	$—	$1.99	$1.99

	For the Six Months Ended June 30, 2021
	As Previously
	Reported	Adjustment	As Restated
Statement of Cash Flows
Supplemental schedule of non-cash investing and financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$91,172,372	$(91,172,372)	$—

Reassessment Going Concern

In connection with the restatement, the Company has performed an assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern.” If the Company does not complete an initial Business Combination within 24 months from September 15, 2020, the Company will (i) cease all operations except for the purposes of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem all of the Class A ordinary redeemable shares issued as part of the units in the Initial Public Offering at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account with Continental Stock Transfer and Trust Company acting as trustee (the “Trust Account”), including interest, net of taxes (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish the shareholder rights of owners of Class A ordinary shares (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution, including Trust Account assets, will be less than the initial public offering price per unit in the Public Offering. In addition, if the Company fails to complete its Business Combination within the Combination Period, there will be no redemption rights or liquidating distributions with respect to warrants to purchase the Company’s Class A ordinary shares, which will expire worthless.

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

The accompanying unaudited condensed interim financial statements should be read in conjunction with Amendment No. 2 as filed with the SEC on March 29, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2020, is derived from the audited financial statements presented in Amendment No. 2.

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

Marketable Securities Held in Trust Account

As of September 30, 2021 and December 31, 2020, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

Net Income (Loss) Per Ordinary Share

The Company follows the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as redeemable ordinary shares and non-redeemable ordinary shares. The redeemable ordinary shares include Class A redeemable ordinary shares issued upon the Initial Public Offering. The non-redeemable ordinary shares include Class B non-redeemable ordinary shares and Class A non-redeemable ordinary Private Placement Shares. Income and losses are shared pro rata between the two classes of ordinary shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period. Class A public warrants were issued on September 15, 2020. At September 30, 2021, no warrants have been exercised. The potential ordinary shares for outstanding warrants to purchase the Company’s ordinary shares were excluded from diluted earnings per share for the three and nine months ended September 30, 2021 because the warrants are contingently exercisable and the contingencies have not yet been met. Class L ordinary shares will convert into Class A ordinary shares after the initial Business Combination only to the extent certain triggering events occur prior to the 10th anniversary of the initial Business Combination, including specified strategic transactions and other triggering events based on the ordinary shares trading at $20.00 per share and additional ordinary share trading thresholds up to $50.00 per share, subject to adjustment (Note 4). The Company has not considered the effect of the Class L ordinary shares or the exercise of the Forward Purchase Securities in the calculation of diluted loss per share, since the Class L ordinary shares conversion into Class A ordinary shares and the exercise of the Forward Purchase Securities is contingent upon the occurrence of future events and that contingency has not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income/(loss) per ordinary share for each class of ordinary shares:

			For the period
	Three Months Ended	Nine Months Ended	from July 7, 2020 (Inception)
	September 30, 2021	September 30, 2021	through September 30, 2020
Numerator:
Allocation of net income (loss)	$34,668,098	$114,919,812	$(33,199,392)

Denominator:
Weighted average shares outstanding of Class A redeemable ordinary shares, basic and diluted	40,250,000	40,250,000	7,488,372
Basic and diluted net income (loss) per redeemable ordinary share	$0.86	$2.86	$(4.43)

Numerator:
Allocation of net income (loss)	$4,717,636	$15,638,294	$(17,659,201)

Denominator:
Weighted average shares outstanding of non-redeemable ordinary shares, basic and diluted	5,477,222	5,477,222	3,983,165
Basic and diluted net income (loss) per non-redeemable ordinary share	$0.86	$2.86	$(4.43)

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

The accretion of carrying value to redemption value was recognized on September 15, 2020, the date the Company consummated its Initial Public Offering. As of December 31, 2020, the Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

As of December 31, 2020
Gross proceeds	$402,500,000
Less:
Proceeds allocated to liability instruments	(49,879,500)
Class A ordinary shares underwriting discounts and offering costs	(22,137,501)
Plus:
Accretion of carrying value to redemption value	72,017,001
Class A ordinary shares subject to possible redemption	$402,500,000

There were no changes in Class A ordinary shares subject to possible redemption during the three or nine months ended September 30, 2021.

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

Cautionary Note Regarding Forward-Looking Statements

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Amendment No. 1 to the Quarterly Report on Form 10-Q/A. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated on July 7, 2020, as a Cayman Islands exempted company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

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

Net Income (Loss) Per Ordinary Share (Restated)

We follow the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of ordinary shares, which are referred to as redeemable ordinary shares and non-redeemable ordinary shares. The redeemable ordinary shares include Class A redeemable ordinary shares issued upon the Initial Public Offering. The non-redeemable ordinary shares include Class B non-redeemable ordinary shares and Class A non-redeemable ordinary Private Placement Shares. Income and losses are shared pro rata between the two classes of ordinary shares. The calculation of diluted net income (loss) does not consider the effect of the public warrants underlying the Units sold in the Initial Public Offering, Forward Purchase Securities, or Class L ordinary shares in the calculation of diluted income (loss) per share, because these instruments are contingently exercisable, and the contingencies have not yet been met. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2021, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Operating Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Operating Officer concluded that, during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to the material weakness in our internal control over financial reporting described in “Management’s Report on Internal Control over Financial Reporting” included in our Amendment No. 1 to the Annual Report on Form 10-K/A as filed with the SEC on May 17, 2021 and our Amendment No. 2 to the Annual Report on Form 10-K/A as filed with the SEC on March 29, 2022. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited condensed interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed interim financial statements included in this Amendment No. 1 Quarterly Report on Form 10-Q/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Amendment No. 1 to the Quarterly Report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management is in the process of implementing remediation steps to address the material weakness that led to the restatement of our audited financial statements described in the Amendment No. 1 to the Annual Report on Form 10-K/A as filed with the SEC on May 17, 2021, and our audited financial statements described in the Amendment No. 2 to the Annual Report on Form 10-K/A as filed with the SEC on March 29, 2022 and to improve our internal control over financial reporting. Specifically, we are expanding and improving our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS. (RESTATED)

Factors that could cause our actual results to differ materially from those in this Amendment No. 1 to the Quarterly Report on Form 10-Q/A include the risk factors described in our final prospectus for our Initial Public Offering filed with the SEC. You should review the risk factors below for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this report. If any of the following risks actually occur, our business, financial condition and results of operations could be adversely affected.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Amendment No. 1 to the Quarterly Report on Form 10-Q/A, we identified a material weakness in our internal control over financial reporting related to the accounting for certain complex financial instruments related to the improper classification of our common stock subject to possible redemption at the closing of our Initial Public Offering and the restatement of our earnings per share calculation. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of September 30, 2021. This material weakness resulted in a material misstatement of the initial carrying value of the ordinary shares subject to possible redemption and the restatement of our earnings per share calculation for the affected periods.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness we identified, see Note 2 to the accompanying condensed financial statements, as well as Part I, Item 4: Controls and Procedures included in this Amendment No. 1 to the Quarterly Report on Form 10-Q/A.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

After consultation with management and our audit committee, we concluded that there was a material weakness in our internal controls over financial reporting. As a result of such material weakness and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Amendment No. 1 to the Quarterly Report on Form 10-Q/A, we have no knowledge of any such litigation or dispute. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

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

RIBBIT LEAP, LTD.

Date: March 29, 2022	By:	/s/ Meyer Malka
Meyer Malka
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: March 29, 2022	By:	/s/ Cynthia McAdam
Cynthia McAdam
Chief Operating Officer
(Principal Financial Officer)