Form 10-K
period 2021-12-31
Ribbit LEAP, Ltd.
filed 2022-03-30
CIK 1818346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of March 29, 2022, there were 41,255,000 Class A ordinary shares, par value $0.0001 per share, 4,472,222 Class B ordinary shares, par value $0.0001 per share, and 12,777,778 Class L ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

Documents Incorporated by Reference: None.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”) or the context otherwise requires, references to:

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

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in “Item 1A. Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
●	We may not be able to consummate an initial business combination within 24 months after the closing of the Initial Public Offering, or 27 months from the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of our Initial Public Offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.
●	If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.
●	The New York Stock Exchange may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions or other geopolitical events globally, the COVID 19 pandemic, including new variant strains of the underlying virus, and the status of debt and equity markets.
●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	If the net proceeds of our Initial Public Offering and the sale of the private placement shares not being held in the trust account are insufficient to allow us to operate for the 24 months following the closing of our Initial Public Offering, it could limit the amount available to fund our search for a partner business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or founding team to fund our search and to complete our initial business combination.
●	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by shareholders may be less than $10.00 per public share.
●	We may not hold an annual general meeting until after the consummation of our initial business combination.
●	The grant of registration rights to our initial shareholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.
●	Past performance by Ribbit Capital, including our management team, may not be indicative of future performance of an investment in us.
●	Although we have identified general criteria that we believe are important in evaluating prospective partner businesses, we may enter into our initial business combination with a partner that does not meet such criteria, and as a result, the partner business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria.
●	Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
●	Since our sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire during or after our Initial Public Offering), a conflict of interest may arise in determining whether a particular business combination partner is appropriate for our initial business combination.
●	We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.
●	We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.
●	We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a partner business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
●	Our initial shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.
●	Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

PART I

Item 1.	Business

Overview

Ribbit LEAP, Ltd., which stands for Ribbit Capital Long-Term Equity Acquisition Pool is a blank check company formed on July 7, 2020 as a Cayman Islands exempted company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this Annual Report on Form 10-K as our initial business combination. To date, our efforts have been limited to our organizational activities and activities related to the Initial Public Offering and the identification and evaluation of prospective acquisition targets for our initial business combination. We have generated no operating revenues to date, and we do not expect to generate operating revenues until we consummate our initial business combination.

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

Ribbit Capital strives to be more than a source of financial capital to entrepreneurs. Prior to Ribbit Capital, Mr. Malka was a founder to multiple companies across banking, brokerage, and payments and led them to successful exits. Since founding Ribbit Capital, he and his team have built a robust family of investment funds which has provided the opportunity to invest and partner with several of the top financial technology companies of the past decade. This background allows Ribbit Capital to approach entrepreneurs as collaborators, offering data, perspectives, and lessons learned in innovative financial businesses across geographies and over time. By applying this partnership orientation and operator mentality, Ribbit Capital is able to create meaningful, lasting relationships with entrepreneurs. Ribbit Capital has demonstrated a strong track record as an investment manager for its nine flagship closed-end private funds and its several special purpose vehicles. The compound annual rate of return of its aggregate portfolio—as measured by the ratio of the fair market value of Ribbit Capital’s portfolio and distributions to the aggregate paid in capital of all of the funds it manages—has materially exceeded the upper quartile of its benchmark, the U.S. Venture Capital Index per Cambridge Associates, from the day Ribbit Capital started through December 31, 2021. Ribbit Capital’s performance is consistent across its fund vintages, with each of its flagship funds over two years old delivering a compound annual rate of return to investors of more than 30% before fees and expenses.

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

We believe Ribbit LEAP is a natural extension of Ribbit Capital’s mission to invest in visionary financial services entrepreneurs across stages, from initial idea and early stage venture to growth capital and the public markets. Ribbit LEAP intends to partner only with world-class entrepreneurs, providing them with a significant amount of flexible capital and guiding them in their transition from the private to the public markets. Ribbit LEAP is designed to deliver a differentiated combination of private market-style partnership and public market capital.

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

In addition, our founders, officers, and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. In particular, in the future we expect certain of our officers and directors may be officers and/or directors of other future special purpose acquisition companies.

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

Financial Position

As of December 31, 2021, we had approximately $402.7 million held in the trust account, not taking into account $14.1 million of deferred underwriting fees to be paid. With the funds available, we offer a partner business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the partner business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

Employees

We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a partner business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

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

Item 1A.Risk Factors

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

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into initial business combinations, and there are still many companies preparing for an initial public offering, as well as many such companies in registration. As a result, at times, fewer attractive targets may be available to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available target with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

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

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares and the requirement that we maintain a minimum net worth or retain a certain amount of cash could increase the probability that we cannot consummate our business combination and that you would have to wait for liquidation in order to redeem your shares.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. The average percentage of shares for which redemption rights have been exercised in recent business combinations by other special purpose acquisition companies increased substantially in the second half of 2021 and remains very high during 2022 year-to-date. If, pursuant to the terms of our proposed business combination, we are required to maintain a minimum net worth or retain a certain amount of cash in trust in order to consummate the business combination and regardless of whether we proceed with redemptions under the tender offer or proxy rules, the probability that we cannot consummate our business combination is increased. If we do not consummate our business combination, you would not receive your pro rata portion of the trust account until we liquidate. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount in our trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

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

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions or other geopolitical events globally, the COVID 19 pandemic, including new variant strains of the underlying virus, and the status of debt and equity markets.

Our ability to consummate a business combination may be dependent on our ability to raise equity and debt financing which may be impacted by current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions, the COVID-19 pandemic and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Economic uncertainty in various global markets caused by political instability may result in weakened demand for products sold by potential target businesses and difficulty in forecasting financial results on which we rely in the evaluation of potential target businesses. Global conflicts, including the military conflict between Russia and Ukraine, as well as economic sanctions implemented by the United States and European Union against Russia in response thereto, may negatively impact markets, increase energy and transportation costs and cause weaker macro-economic conditions. Political developments impacting government spending, and international trade, including inflation or raising interest rates, may also negatively impact markets and cause weaker macro-economic conditions. The effect of any or all of these events could adversely impact our ability to find a suitable business combination, as it may affect demand for potential target companies’ products or the cost of manufacturing thereof, harm their operations and weaken their financial results.

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our units and eventually our Class A ordinary shares and warrants will be listed on the NYSE, our units, Class A ordinary shares and warrants will qualify as covered securities under the statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under the statute, and we would be subject to regulation in each state in which we offer our securities.

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

Neither our sponsor, members of our founding team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into private placement shares at a price of $10.00 per private placement share at the option of the lender. The private placement shares will be identical to the public shares sold in the Initial Public Offering, subject to certain limited exceptions, as described in this Annual Report on Form 10-K. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, members of our founding team or any of their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we do not complete our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.00 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See “If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

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

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a partner business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable partner business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. See Exhibit 4.5 to this Annual Report on Form 10-K “Description of Registrant’s Securities—Certain Differences in Corporate Law” for further information on the ability to bring such claims. However, we might not ultimately be successful in any claim we may make against them for such reason.

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

On July 20, 2020 our sponsor paid $25,000 to cover certain offering costs in consideration for 25,000 ordinary shares. On September 2, 2020, the Company filed an amended and restated memorandum and articles of association. Pursuant to the amendment, the then-outstanding 25,000 ordinary shares were subdivided into 4,472,222 Class B ordinary shares and 12,777,778 Class L ordinary shares. On September 8, 2020, our sponsor transferred 32,500 Class B ordinary shares to each of our two initial independent directors, Joseph Kauffman and Susan Segal. Additionally, on December 2, 2021, our sponsor transferred 32,500 founder shares to our new independent director, Jeff Bogan, upon his appointment to the board of directors. Prior to the sponsor’s initial $25,000 investment in the company, the company had no assets, tangible or intangible. The per share price of the 25,000 ordinary shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares and Class L ordinary shares will be worthless if we do not complete an initial business combination. The Class L ordinary shares will convert into Class A ordinary shares after our initial business combination only to the extent certain triggering events occur prior to the 10th anniversary of our initial business combination, including specified strategic transactions and other triggering events based on our stock trading at $20.00 per share and additional stock trading thresholds up to $50.00 per share, in each case, as described in this Annual Report on Form 10-K. If following our initial business combination all of the Class L ordinary shares vest, the number of Class A ordinary shares into which the Class L ordinary shares shall have converted plus the number of Class A ordinary shares into which the Class B ordinary shares shall have converted will represent, in the aggregate, 30% of the ordinary shares issued and outstanding upon the Initial Public Offering. Notwithstanding the foregoing, all Class L ordinary shares that are issued and outstanding on the 10th anniversary of our initial business combination will be automatically forfeited. Our sponsor has purchased 1,005,000 Class A ordinary shares, at a price of $10.00 per share in a private placement for an aggregate purchase price of $10,050,000 simultaneously with the Initial Public Offering. These Class A ordinary shares, which we refer to as the private placement shares, are identical to the Class A ordinary shares sold in the Initial Public Offering, except that if held by the sponsor or its permitted transferees, they are subject to a letter agreement in which they agree to certain restrictions on the transfer of the private placement shares until the earlier of (1) one year after the completion of the initial business combination and (2) the date following the initial business combination on which the company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in the public shareholders having the right to exchange their ordinary shares. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a partner business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24-month anniversary of the closing of the Initial Public Offering, or 27-month anniversary of the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months of the Initial Public Offering, nears, which is the deadline for our consummation of an initial business combination.

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

The net proceeds from the Initial Public Offering and the sale of the private placement shares provide us with up to $388,412,500 that we may use to complete our initial business combination (after taking into account the $14,087,500, of deferred underwriting commissions being held in the trust account). We may effectuate our initial business combination with a single partner business or multiple partner businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one partner business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several partner businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

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

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceeds the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

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

As of the Initial Public Offering, our initial shareholders own, on an as-converted basis, 10% of our issued and outstanding ordinary shares, including the Class A ordinary shares issuable upon conversion of the founder shares, but such founders shares represent 20% of the voting power of our issued and outstanding ordinary shares immediately following the completion of the Initial Public Offering, excluding the private placement shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our initial shareholders purchased any units in the Initial Public Offering or if our initial shareholders purchase any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report on Form 10-K. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were elected by our sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the election of directors and to remove directors prior to our initial business combination. Accordingly, our sponsor will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor. The forward purchase securities will not be issued until the completion of our initial business combination and, accordingly, will not be included in any stockholder vote until such time.

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

Our warrants have been issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in this Annual Report on Form 10-K, but requires the approval by the holders of at least 50% of the then-outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant. We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

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

The restatements of our financial statements in May 2021 and March 2022 has subjected us to additional risks and uncertainties, including increased professional costs and the increased possibility of legal proceedings.

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

Any future inquiries from the SEC or NYSE as a result of the restatements of our historical financial statements will, regardless of the outcome, likely consume a significant amount of our resources in addition to those resources already consumed in connection with the restatement itself.

Our Class A Public Warrants, Forward Purchase Securities, and Class L ordinary shares are accounted for as a liability and are recorded at fair value upon issuance with changes in fair value each period to be reported in earnings, which may have an adverse effect on the market price of our Common Stock.

Following the first restatement of our historical financial statements, we account for our Class A Public Warrants, Forward Purchase Securities, and Class L ordinary shares as a liability, recorded at fair value upon issuance, with any changes in fair value each period reported in earnings as determined by the Company based upon a valuation report obtained from its independent third party valuation firm. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock.

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

The federal proxy rules require that a proxy statement with respect to a vote on our proposed business combination include historical and/or pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, GAAP, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential partner businesses we may acquire because some partners may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within 24 months from the Initial Public Offering, or 27 months from the closing of the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering.

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

Social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, or policy changes or enactments may occur in a country in which we may operate after we effect our initial business combination.

Political events in another country, current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions or other geopolitical events globally, may significantly affect our business, assets or operations. Social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, pandemics and policy changes or enactments could negatively impact our business in a particular country.

If relations between the United States and foreign governments deteriorate, it could cause potential target businesses or their goods and services to become less attractive.

The relationship between the United States and foreign governments could be subject to sudden fluctuation and periodic tension. For instance, the United States may announce its intention to impose quotas or other restrictions on certain imports, such as the sanctions placed against Russia in connection with the military conflict between Russia and Ukraine. Such import quotas may adversely affect political relations between the two countries and result in retaliatory countermeasures by the foreign government in industries that may affect our ultimate target business. Changes in political conditions in foreign countries and changes in the state of U.S. relations with such countries are difficult to predict and could adversely affect our operations or cause potential target businesses or their goods and services to become less attractive. Because we are not limited to any specific industry, there is no basis for investors in this offering to evaluate the possible extent of any impact on our ultimate operations if relations are strained between the United States and a foreign country in which we acquire a target business or move our principal manufacturing or service operations.

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

(b) Holders

As of March 29, 2022, there were two holders of record of our Class A ordinary shares, four holders of record of our Class B ordinary shares, one holder of our Class L ordinary shares, and one holder of our warrants.

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

After deducting the underwriting discounts and commissions (excluding the deferred portion of approximately $14.1 million in underwriting discounts and commissions, which amount will be payable upon consummation of our initial business combination, if consummated) and our Initial Public Offering expenses, $402.5 million of the net proceeds from our Initial Public Offering and the private placement shares (or $10.00 per unit sold in our Initial Public Offering) was placed in the trust account. As of the date of this Annual Report on Form 10-K, we had $0.7 million in cash held outside the trust account and will be used to fund our operating expenses. The net proceeds of our Initial Public Offering and certain proceeds from the sale of the private placement shares are held in the trust account and are invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

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

As indicated in the accompanying financial statements, as of December 31, 2021, we had approximately $0.7 million in cash and cash equivalents held outside the trust account. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

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

For the year ended December 31, 2021, we had net income of $132.8 million, which consisted of formation and operating costs of $0.9 million, change in fair value of the Class A public warrants liability of $23.8 million, change in fair value of the forward purchase securities liability of $35.8 million, and change in fair value of the Class L ordinary share liability of $73.9 million, and interest income on marketable securities held in the trust account of $0.1 million.

For the period from July 7, 2020 (inception) to December 31, 2020, we had a net loss of $113.6 million, which consisted of formation and operating costs of $0.3 million, change in fair value of the Class A public warrants liability of $13.4 million, change in fair value of the forward purchase securities liability of $9.5 million, and change in fair value of the Class L ordinary share liability of $90.5 million, offset by interest income on marketable securities held in the trust account of $0.1 million.

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

For the year ended December 31, 2021, cash used in operating activities was $0.7 million. Net income of $132.8 million was affected by a non-cash gain on the change in fair value of the Class A public warrants liability of $23.8 million, a non-cash gain on the change in fair value of the forward purchase securities liability of $35.8 million, and a non-cash gain on the change in fair value of the Class L ordinary share liability of $73.9 million, interest earned on marketable securities held in the trust account of $0.1 million, and net $0.2 million decrease in operating assets and liabilities.

For the period from July 7, 2020 (inception) through December 31, 2020, cash used in operating activities was $0.6 million. Net loss of $113.6 million was affected by a non-cash loss on the change in fair value of the Class A public warrants liability of $13.4 million, a non-cash loss on the change in fair value of the forward purchase securities liability of $9.5 million, and a non-cash loss on the change in fair value of the Class L ordinary share liability of $90.5 million, offset by interest earned on marketable securities held in the trust account of $0.1 million, and net $0.3 million increase in operating assets and liabilities.

As of December 31, 2021 and 2020, we had cash and marketable securities of $402.7 million and $402.6 million, respectively, held in the trust account. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less taxes paid and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes. During the year ended December 31, 2021, and the period from July 7, 2020 (inception) to December 31, 2020, we did not withdraw any of interest earned on the trust account to pay for our franchise taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2021 and 2020, we had cash and cash equivalents of approximately $0.7 million and $1.4 million, respectively, outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

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

We continue to evaluate the impact of the COVID-19 pandemic and have concluded that the specific impact is not readily determinable as of the date of the balance sheet. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

As of December 31, 2021, and 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Class A Public Warrants Liability, Forward Purchase Securities Liability, and Class L Ordinary Shares Liability

We account for the Class A public warrants, forward purchase securities, and Class L ordinary shares in accordance with the guidance contained in FASB ASC Topic 815, Derivatives and Hedging, Contracts in Entity’s Own Equity (“FASB ASC Topic 815”) under which the Class A public warrants, forward purchase securities, and Class L ordinary shares do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Class A public warrants, forward purchase securities, and Class L ordinary shares as liabilities at their fair value and adjust the Class A public warrants, forward purchase securities, and Class L ordinary shares to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Class A public warrants has been estimated using the quoted market price.

Net Income/(Loss) Per Ordinary Share

The Company follows the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as redeemable ordinary shares and non-redeemable ordinary shares. The redeemable ordinary shares include Class A redeemable ordinary shares issued upon the Initial Public Offering. The non-redeemable ordinary shares include Class B non-redeemable ordinary shares and Class A non-redeemable ordinary private placement shares. Income and losses are shared pro rata between the two classes of shares. The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering, the forward purchase securities, or the Class L ordinary shares, because these instruments are contingently exercisable, and the contingencies have not yet been met. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt -Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

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

This information appears following Item 15 of this Annual Report on Form 10-K and is included herein by reference.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Operating Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Operating Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2021, due solely to the material weakness in our internal control over financial reporting. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal control over financial reporting will prevent all error and all fraud. Management conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”). Based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2021.

In connection with the restatement of our financial statements included in our Annual Report (Amendment No. 1) on Form 10-K/A as filed with the SEC May 17, 2021 for the fiscal year ended December 31, 2020 and our Annual Report (Amendment No. 2) on Form 10-K/A as filed with the SEC on March 29, 2022 for the fiscal year ended December 31, 2020, our management, including our principal executive and financial officers, has evaluated the effectiveness of our internal control over financial reporting and concluded that we did not maintain effective internal control over financial reporting as of December 31, 2021 because of a material weakness in our internal control over financial reporting related to the accounting treatment for the Class A public warrants, the forward purchase securities we issued in connection with our Initial Public Offering in September 2020, as well as the Class L ordinary shares following the publication of the SEC's Staff Statement on April 12, 2021. Additionally, we reached a determination to restate certain previously issued financial statements and related disclosures as described in our Annual Report (Amendment No. 2) on Form 10-K/A as filed with the SEC on March 29, 2022 for the fiscal year ended December 31, 2020 in order to correct the accounting treatment for the Company’s redeemable ordinary shares and the earnings per share calculation. Notwithstanding this material weakness, our management has concluded that our audited financial statements included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with GAAP for each of the periods presented herein.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting and disclosure controls and procedures. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We have responded to a new public statement on warrants issued by the SEC, changing its accounting policy to classify our warrant obligations as liabilities. Further, we classified the full amount of redeemable Public Shares as temporary equity. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Item 9B.    Other Information

None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

As of the date of this Annual Report on Form 10-K, our officers and directors are as follows:

Name	Age	Position
Meyer Malka	47	Chairman and Chief Executive Officer
Cynthia McAdam	48	Chief Operating Officer
Joseph Kauffman	44	Director
Susan Segal	69	Director
Jeff Bogan	41	Director

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

Jeff Bogan serves on our board of directors. Since 2016, Mr. Bogan has served as the Chief Financial Officer of Upgrade, Inc. Prior to his employment at Upgrade, Inc., he was the head of the investor group at LendingClub, Inc. (NYSE: LC) from March 2013 to May 2016, and the head of corporate development from April 2012 to March 2013. Mr. Bogan was also previously employed as an investment banker at Morgan Stanley, Greenhill and SunTrust Robinson Humphrey. Mr. Bogan received a Master of Business Administration degree from Harvard University and a Bachelor’s degree in Business Administration from the University of Georgia.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes, with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. The term of office of the first class of directors, consisting of Joseph Kauffman, will expire at our first general annual meeting. The term of office of the second class of directors, consisting of Susan Segal and Jeff Bogan, will expire at our second annual general meeting. The term of office of the third class of directors, consisting of Meyer Malka, will expire at our third annual general meeting.

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

Director Independence

The rules of the NYSE require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship with the company which in the opinion of the company’s board of directors, could interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Joseph Kauffman, Susan Segal, and Jeff Bogan are “independent directors” as defined in NYSE listing standards and applicable SEC rules.

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

Audit Committee

We have established an audit committee of the board of directors. Joseph Kauffman, Susan Segal, and Jeff Bogan currently serve as members of our audit committee.

Our board of directors has determined that each of Joseph Kauffman, Susan Segal, and Jeff Bogan are independent. Joseph Kauffman is currently serving as the chairperson of the audit committee. Each member of the audit committee meets the financial literacy requirements of NYSE and our board of directors has determined that qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 15, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

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

	Class B ordinary		Class A ordinary
	shares(2)(3)(4)(5)		shares
	Number of		Number of		Approximate
	Shares	Approximate	Shares	Approximate	Percentage
	Beneficially	Percentage	Beneficially	Percentage	of Voting
Name of Beneficial Owners	Owned	of Class	Owned	of Class	Control
Ribbit LEAP Sponsor, Ltd. (our sponsor)(1)	4,374,722	97.8%	—	—%	20.0%
D1 Capital Partners L.P.(6)	—	—	3,000,000	7.5%	6.0%
Adage Capital Partners, L.P.(7)	—	—	2,716,160	6.7%	5.4%
Coatue Management, LLC(8)	—	—	2,750,000	6.8%	5.5%
Park West Asset Management, L.L.C.(9)	—	—	2,573,223	6.4%	5.1%
Meyer Malka(1)	—	—	—	—	—
Cynthia McAdam(1)	—	—	—	—	—
Joseph Kauffman(1)	32,500	*	—	—	*
Susan Segal(1)	32,500	*	—	—	*
Jeff Bogan(1)	32,500	*	—	—	*
All officers and directors as a group (5 individuals)	97,500	*	—	—	*
*	Less than one percent.
(1)	The business address of these entities and individuals is 364 University Avenue, Palo Alto, California 94301.
(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. The Class B ordinary shares will convert at the option of the holder into Class A ordinary shares at any time after our initial business combination as described in Exhibit 4.5 to this Annual Report on Form 10-K “Description of Registrant’s Securities.”
(3)	Does not include 12,777,778 Class A ordinary shares underlying the Class L ordinary shares.
(4)	The shares reported herein are held in the name of our sponsor. Meyer Malka, our Chairman and Chief Executive Officer, and Cynthia McAdam, our Chief Operating Officer, are each directors of our sponsor. As such, they may be deemed to have voting and investment discretion with respect to the Class B ordinary shares held of record by our sponsor and may be deemed to have shared beneficial ownership of the Class B ordinary shares held directly by our sponsor.
(5)	Does not include any shares indirectly owned by this individual as a result of his or her ownership interest in our sponsor.
(6)	Includes shares owned by D1 Capital Partners L.P. and Mr. Daniel Sundheim. Mr. Sundheim may be deemed to beneficially own the reported securities by virtue of the fact that Mr. Sundheim indirectly controls D1 Capital Partners L.P. The address of the principal business office of each of the reporting persons is 9 West 57th Street, 36th Floor, New York, New York 10019.
(7)	Includes shares owned by Adage Capital Partners, L.P. (“ACP”), Adage Capital Partners GP, L.L.C. (“ACPGP”), Adage Capital Advisors, L.L.C. (“ACA”), Robert Atchinson and Phillip Gross. ACPGP may be deemed to beneficially own the reported securities by virtue of the fact that ACPGP is the general partner of ACP. ACA may be deemed to beneficially own the reported securities by virtue of the fact that ACA is the managing member of ACPGP and the general partner of ACP. Mr. Atchinson may be deemed to beneficially own the reported securities by virtue of the fact that Mr. Atchinson indirectly controls ACP. Mr. Gross may be deemed to beneficially own the reported securities by virtue of the fact that Mr. Gross indirectly controls ACP. The address of the business office of each of the Reporting Persons is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.

(8)	Includes shares owned by Coatue Management, L.L.C. and Philippe Laffont. Mr. Laffont may be deemed to beneficially own the reported securities by virtue of the fact that Mr. Laffont indirectly controls Coatue Management, L.L.C. The address of the business office of each of the Reporting Persons is 9 West 57th Street New York, New York 10019.
(9)	Includes shares owned by Park West Asset Management LLC (“PWAM”), Park West Investors Master Fund, Limited (“PWIMF”) and Peter S. Park. PWIMF may be deemed to beneficially own the reported securities by virtue of the fact that PWIMF indirectly controls PWAM. Mr. Park may be deemed to beneficially own the reported securities by virtue of the fact that Mr. Park indirectly controls PWAM. The address of the business office of each of the Reporting Persons is 900 Larkspur Landing Circle, Suite 165, Larkspur, California 94939.

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

Changes in Control

None.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

On July 20, 2020, our sponsor paid $25,000, to cover for certain offering costs in consideration for 25,000 ordinary shares. On September 2, 2020, we filed an amended and restated memorandum and articles of association. Pursuant to the amendment, the then-outstanding 25,000 ordinary shares were subdivided into 4,472,222 Class B ordinary shares and 12,777,778 Class L ordinary shares. Upon this subdivision the founder price per share was approximately $0.0014 per share. On September 8, 2020, our sponsor transferred 32,500 founder shares to each of our two initial independent directors, Joseph Kauffman and Susan Segal. Additionally, on December 2, 2021, our sponsor transferred 32,500 founder shares to our new independent director, Jeff Bogan, upon his appointment to the board of directors. The number of founder shares issued outstanding after giving effect to such subdivision was determined based on the expectation that such founder shares would represent 10% of the issued and outstanding Class A ordinary shares upon completion of the Initial Public Offering, including the Class A ordinary shares issuable upon conversion of the founder shares (excluding the private placement shares and the Class A ordinary share issuable upon conversion of Class L ordinary shares). The founder shares (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

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

Our sponsor has purchased 1,005,000 ordinary shares for a purchase price of $10.1 million in a private placement that occurred simultaneously with the closing of our Initial Public Offering. These Class A ordinary shares, which we refer to as the private placement shares, are identical to the Class A ordinary shares sold in the Initial Public Offering, subject to certain limited exceptions as described in this Annual Report on Form 10-K. As such, our sponsor’s interest in the Initial Public Offering is valued at $10.1 million.

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

Item 14.    Principal Accountant Fees and Services

Our independent public accounting firm is Frank, Rimerman + Co. LLP, One Embarcadero Center, Suite 2410, San Francisco, California 94111, PCAOB Auditor ID: 1596.

The following is a summary of fees paid to Frank, Rimerman + Co. LLP (“Frank, Rimerman”), for services rendered.

Audit Fees. During the year ended December 31, 2021, and for the period July 7, 2020 through December 31, 2020, fees for our independent registered public accounting firm were approximately $83,500 and $38,500, respectively, for the services Frank Rimerman performed in connection with our Initial Public Offering, restatements of prior periods financial statements, quarterly reviews, and the audit of our December 31, 2021 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. During the year ended December 31, 2021, and for the period July 7, 2020 (inception) through December 31, 2020, Frank Rimerman did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the year ended December 31, 2021, and the period from July 7, 2020 (inception) through December 31, 2020, Frank Rimerman did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the year ended December 31, 2021, and the period from July 7, 2020 (inception) through December 31, 2020, there were no fees billed for products and services provided by Frank Rimerman other than those set forth above.

Pre-Approval Policy. The process for pre-approval of account fees and services is provided for in the audit committee charter which can be found on our website.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:
(1)	Financial Statements
(2)	Exhibits

We hereby file as part of this Annual Report on Form 10-K the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description
1.1	Underwriting Agreement, between the Registrant and J.P. Morgan Securities LLC.(1)

3.1	Memorandum and Articles of Association.(1)

3.2	Amended and Restated Memorandum and Articles of Association (2)

4.1	Specimen Unit Certificate. (1)

4.2	Specimen Class A Ordinary Share Certificate. (1)

4.3	Specimen Warrant Certificate. (1)

4.4	Warrant Agreement, between the Registrant and Continental Stock Transfer & Trust Company.(1)

4.5	Description of the Registrant’s Securities.*

10.1	Investment Management Trust Agreement between the Registrant and Continental Stock Transfer & Trust Company.(1)

10.2	Registration and Shareholder Rights Agreement, by and among the Registrant, Ribbit LEAP Sponsor, Ltd. and the holders signatory thereto. (1)

10.3	Private Placement Shares Purchase Agreement between the Registrant and Ribbit LEAP Sponsor, Ltd.(1)

10.4	Form of Indemnification Agreement.(1)

10.5	Administrative Services Agreement, between the Registrant and Ribbit LEAP Sponsor, Ltd.(1)

10.6	Promissory Note, issued to Ribbit LEAP Sponsor, Ltd.(1)

10.7	Securities Subscription Agreement, between the Registrant and Ribbit LEAP Sponsor, Ltd.(1)

10.8	Letter Agreement between the Registrant, the Sponsor and each director and officer of the Registrant.(1)

10.9	Forward Purchase Agreement between the Registrant and Ribbit LEAP Sponsor, Ltd. (1)

14	Code of Ethics(1)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith

**Furnished herewith

(1)Incorporated by reference to the registrant’s Registration Statement on Form S-1/A, filed with the SEC on September 4, 2020. (2)Incorporated by reference to the registrant’s Registration Statement on Form S-1/A, filed with the SEC on September 9, 2020.

Item 16.    Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2022

Ribbit LEAP, Ltd.

/s/ Meyer Malka
Name:	Meyer Malka
Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Meyer Malka	Chairman and Chief Executive Officer
Meyer Malka	(Principal Executive Officer and the Registrant’s authorized signatory in the United States)	March 30, 2022

/s/ Cynthia McAdam	Chief Operating Officer	March 30, 2022
Cynthia McAdam	(Principal Financial and Accounting Officer)

/s/ Joseph Kauffman	Director	March 30, 2022
Joseph Kauffman

/s/ Susan Segal	Director	March 30, 2022
Susan Segal

/s/ Jeff Bogan	Director	March 30, 2022
Jeff Bogan

RIBBIT LEAP, LTD.

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2021 and 2020	F-3

Statements of Operations for the Year Ended December 31, 2021 and For the Period From July 7, 2020 (Inception) Through December 31, 2020	F-4

Statements of Changes in Shareholders’ Equity for the Year Ended December 31, 2021 and For the Period From July 7, 2020 (Inception) Through December 31, 2020	F-5

Statements of Cash Flows for the Year Ended December 31, 2021 and For the Period From July 7, 2020 (Inception) Through December 31, 2020	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Ribbit LEAP, Ltd.

Palo Alto, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ribbit LEAP, Ltd. (the “Company”) as of December 31, 2021 and 2020, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the year ended December 31, 2021 and for the period from July 7, 2020 (inception) through December 31, 2020, and the related notes to the financial statements (collectively the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from July 7, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the U.S. Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

San Francisco, California

March 30, 2022

RIBBIT LEAP, LTD.

BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$717,322	$1,444,127
Prepaid assets	179,184	260,000
Total current assets	896,506	1,704,127

Cash and marketable securities held in Trust Account	402,706,438	402,585,717
Other long-term assets	—	168,403
TOTAL ASSETS	$403,602,944	$404,458,247

LIABILITIES, CLASS A REDEEMABLE SHARES, AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$42,752	$138,598
Total current liabilities	42,752	138,598

Class A public warrants liability	10,384,500	34,212,500
Forward purchase securities liability	2,770,000	38,570,000
Class L ordinary shares liability	16,640,000	90,540,000
Deferred underwriting commissions	14,087,500	14,087,500
Total Liabilities	43,924,752	177,548,598

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 40,250,000 shares at $10.00 per share redemption value as of December 31, 2021 and 2020	402,500,000	402,500,000

Shareholders' Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of December 31, 2021 and 2020	—	—
Class A ordinary shares, $0.0001 par value; 600,000,000 shares authorized; 1,005,000 shares issued and outstanding as of December 31, 2021 and 2020	101	101
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 4,472,222 shares issued and outstanding as of December 31, 2021 and 2020	447	447
Additional paid-in-capital	—	—
Accumulated deficit	(42,822,356)	(175,590,899)
Total Shareholders' Deficit	(42,821,808)	(175,590,351)
TOTAL LIABILITIES, CLASS A REDEEMABLE SHARES, AND SHAREHOLDERS' DEFICIT	$403,602,944	$404,458,247

The accompanying notes are an integral part of the financial statements.

RIBBIT LEAP, LTD.

STATEMENTS OF OPERATIONS

		For the Period
	For the Year Ended	From July 7, 2020 (Inception)
	December 31, 2021	Through December 31, 2020
Formation and operating costs	$880,178	$291,068
Loss from operations	$(880,178)	$(291,068)
Other income (expense):
Change in fair value of Class A public warrants liability	23,828,000	(13,363,000)
Change in fair value of forward purchase securities liability	35,800,000	(9,540,000)
Change in fair value of Class L ordinary shares liability	73,900,000	(90,540,000)
Interest earned on marketable securities held in Trust Account	120,721	85,717
Net income (loss)	$132,768,543	$(113,648,351)

Weighted average shares outstanding of redeemable ordinary shares, basic and diluted	40,250,000	24,421,348
Basic and diluted net income (loss) per redeemable ordinary share	$2.90	$(3.90)

Weighted average shares outstanding of non-redeemable ordinary shares, basic and diluted	5,477,222	4,755,374
Basic and diluted net income (loss) per non-redeemable ordinary share	$2.90	$(3.90)

The accompanying notes are an integral part of the financial statements.

RIBBIT LEAP, LTD.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Ordinary shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - July 7, 2020 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of ordinary shares to Sponsor in private placement	—	—	4,472,222	447	24,553	—	25,000
Issuance of ordinary shares from private placement with Sponsor	1,005,000	101	—	—	10,049,900	—	10,050,001
Accretion of Class A ordinary shares subject to redemption value	—	—	—	—	(10,074,453)	(61,942,548)	(72,017,001)
Net loss	—	—	—	—	—	(113,648,351)	(113,648,351)
Balance - December 31, 2020	1,005,000	$101	4,472,222	$447	$—	$(175,590,899)	$(175,590,351)
Net income	—	—	—	—	—	132,768,543	132,768,543
Balance - December 31, 2021	1,005,000	$101	4,472,222	$447	$—	$(42,822,356)	$(42,821,808)

The accompanying notes are an integral part of the financial statements.

RIBBIT LEAP, LTD.

STATEMENTS OF CASH FLOWS

		For the Period
	For the Year Ended	From July 7, 2020 (Inception)
	December 31, 2021	Through December 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$132,768,543	$(113,648,351)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of Class A public warrants liability	(23,828,000)	13,363,000
Change in fair value of forward purchase securities liability	(35,800,000)	9,540,000
Change in fair value of Class L ordinary shares liability	(73,900,000)	90,540,000
Interest earned on marketable securities held in Trust Account	(120,721)	(85,717)
Changes in operating assets and liabilities:
Prepaid expenses	80,816	(260,000)
Other long-term assets	168,403	(168,403)
Accounts payable and accrued expenses	(95,846)	138,598
Net cash used in operating activities	(726,805)	(580,873)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(402,500,000)
Net cash used in investing activities	—	(402,500,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	—	25,000
Proceeds received from initial public offering, net of underwriting discounts and offering costs	—	394,450,000
Proceeds received from private placement	—	10,050,000
Proceeds from promissory note - related party	—	200,000
Repayment of promissory note - related party	—	(200,000)
Net cash provided by financing activities	—	404,525,000

Net Change in Cash	(726,805)	1,444,127
Cash - Beginning of the Period	1,444,127	—
Cash - End of the Period	$717,322	$1,444,127

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Deferred offering costs paid in exchange for issuance of ordinary shares to Sponsor	$—	$25,000
Deferred underwriting commissions in connection with the initial public offering	$—	$14,087,500
Initial fair value of Class A public warrants liability	$—	$20,849,500
Initial fair value of forward purchase securities liability	$—	$29,030,000

The accompanying notes are an integral part of the financial statements.

RIBBIT LEAP, LTD.

NOTES TO FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

Ribbit LEAP, Ltd. (the "Company") is a blank check company incorporated on July 7, 2020 (inception) as a Cayman Islands exempted company with limited liability for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the "Business Combination"). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from July 7, 2020 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (the "Initial Public Offering") described below, and the Company’s search for a target company for its initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company will provide the holders (the “Public Shareholders”) of its outstanding Class A ordinary shares, sold in the Initial Public Offering (the "Public Shares") with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 "Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4), and any Public Shares purchased during or after the Public Offering in favor of a Business Combination. In addition, the Company’s Sponsor, officers and directors (the “initial shareholders”) have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares owned by it in connection with the completion of a Business Combination.

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

Going Concern

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

Cash and Cash Equivalents

For the purposes of the Statement of Cash Flows, the Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $0.7 million and $1.4 million in cash as of December 31, 2021, and 2020, respectively, and did not have any cash equivalents.

Class A Public Warrants Liability, Forward Purchase Securities Liability, and Class L Ordinary Shares Liability

The Company accounts for the Class A Public Warrants, Forward Purchase Securities, and Class L ordinary shares as liability-classified instruments based on an assessment of the applicable authoritative guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity” (“FASB ASC Topic 480”) and FASB ASC Topic 815, Derivatives and Hedging, Contracts in Entity's Own Equity ("FASB ASC Topic 815"). The assessment considers whether the Class A Public Warrants, Forward Purchase Securities, and Class L ordinary shares are freestanding financial instruments pursuant to FASB ASC Topic 480, meet the definition of a liability, and meet all of the requirements for equity classification under FASB ASC Topic 815, including whether the Class A Public Warrants, Forward Purchase Securities, and Class L ordinary shares are indexed to the Company’s own ordinary shares and whether the holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Class A Public Warrants and Class L ordinary shares, and upon execution of the Forward Purchase Securities Agreement and as of each subsequent quarterly period end date while the Class A Public Warrants, Forward Purchase Securities, and Class L ordinary shares are outstanding. The Company determined that the Class A Public Warrants, Forward Purchase Securities, and Class L ordinary shares did not meet all the criteria for equity classification because they did not meet the criteria to be considered indexed to the Company’s stock.  Accordingly, the Class A Public Warrants, Forward Purchase Securities, and Class L Ordinary Shares were recorded at their initial fair value on the date of issuance, and are adjusted to fair value at each balance sheet date thereafter. Changes in the estimated fair value of these instruments are recognized as a gain or loss as a component of other income (expense) in the statements of operations.

Marketable Securities Held in Trust Account

As of December 31, 2021, and 2020, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, "Distinguishing Liabilities from Equity." Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company's control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders' equity. The Company's Class A ordinary shares features certain redemption rights that are considered to be outside of the Company's control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2021, and 2020, the 40,250,000 Class A ordinary shares subject to possible redemption are presented as temporary equity (for mezzanine), outside of the shareholders' equity section of the Company's balance sheet.

The Company's Class A ordinary shares subject to possible redemption is subject to SEC and its staff's guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or re-measurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

The accretion of carrying value to redemption value was recognized on September 15, 2020, the date the Company consummated its Initial Public Offering.

The Class A ordinary shares subject to possible redemption reflected on the balance sheet are reconciled in the following table:

As of December 31,
2020
Gross proceeds	$402,500,000
Less:
Proceeds allocated to liability instruments	(49,879,500)
Class A ordinary shares underwriting discounts and offering costs	(22,137,501)
Plus:
Accretion of carrying value to redemption value	72,017,001
Class A ordinary shares subject to possible redemption	$402,500,000

There were no changes in Class A ordinary shares subject to possible redemption during the year ended December 31, 2021.

Net Income (Loss) Per Ordinary Share

The Company follows the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as redeemable ordinary shares and non-redeemable ordinary shares. The redeemable ordinary shares include Class A redeemable ordinary shares issued upon the Initial Public Offering. The non-redeemable ordinary shares include Class B non-redeemable ordinary shares and Class A non-redeemable ordinary Private Placement Shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period. Class A Public Warrants were issued on September 15, 2020. As of December 31, 2021, and 2020, no warrants have been exercised. The potential ordinary shares for outstanding warrants to purchase the Company's stock were excluded from diluted earnings per share for the year ended December 31, 2021, and the period from July 7, 2020 (inception) through December 31, 2020, because the warrants are contingently exercisable, and the contingencies have not yet been met. Class L ordinary shares will convert into Class A ordinary shares after the initial Business Combination only to the extent certain triggering events occur prior to the 10th anniversary of the initial Business Combination, including specified strategic transactions and other triggering events based on the stock trading at $20.00 per share and additional stock trading thresholds up to $50.00 per share, subject to adjustment (Note 4). The Company has not considered the effect of the Class L ordinary shares or the exercise of the Forward Purchase Securities in the calculation of diluted loss per share, since the Class L ordinary shares conversion into Class A ordinary shares and the exercise of the Forward Purchase Securities is contingent upon the occurrence of future events. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income/(loss) per ordinary share for each class of ordinary shares:

		For the Period From
		July 7, 2020
	Year Ended	(Inception) Through
	December 31, 2021	December 31, 2020
Numerator:
Allocation of net income (loss)	$116,865,482	$(95,125,351)

Denominator:
Weighted average shares outstanding of redeemable ordinary shares, basic and diluted	40,250,000	24,421,348
Basic and diluted net income (loss) per redeemable ordinary share	$2.90	$(3.90)

Numerator:
Allocation of net income (loss)	$15,903,061	$(18,523,000)

Denominator:
Weighted average shares outstanding of non-redeemable ordinary shares, basic and diluted	5,477,222	4,755,374
Basic and diluted net income (loss) per non-redeemable ordinary share	$2.90	$(3.90)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage (“FDIC”) of $250,000 per institution. As of December 31, 2021, and 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

As of December 31, 2021, and 2020, the carrying values of cash, accounts payable, accrued expenses, and advances from related party approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less. The fair value for trading securities is determined using quoted market prices in active markets.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Offering Costs

Offering costs consist of legal, accounting, and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering and were charged to shareholders’ equity upon the completion of the Initial Public Offering in September 2020.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740 Income Taxes ("FASB ASC Topic 740"). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021, or 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no amounts accrued for interest and penalties as of December 31, 2021, or 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40) ("ASU 2020-06") to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity's own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity's own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

Class B Ordinary Shares

On September 2, 2020, the Company filed an amended and restated memorandum and articles of association. Pursuant to the amendment, the then-outstanding 25,000 ordinary shares (of which 3,261 ordinary shares were subject to forfeiture if the underwriters did not exercise their over-allotment option), were subdivided into 4,472,222 Class B ordinary shares (of which 583,333 Class B ordinary shares were subject to forfeiture if the underwriters did not exercise their over-allotment option) and 12,777,778 Class L ordinary shares (of which 1,666,667 Class L ordinary shares were subject to forfeiture if the underwriters did not exercise their over-allotment option). Upon subdivision, the Sponsor paid approximately $0.0014 per share for the Founder Shares. On September 8, 2020, the Company's sponsor transferred 32,500 Founder Shares to each of the two initial independent directors, and on December 2, 2021, transferred 32,500 Founder Shares to a newly appointed independent director. Unless the context otherwise implies, all share and per-share amounts in this financial statement have been retroactively restated to reflect the stock split. On September 15, 2020, the underwriters exercised the over-allotment option in full; thus the ordinary shares discussed above are no longer subject to forfeiture.

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

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required ("Working Capital Loans"). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement shares at a price of $10.00 per share. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2021, and 2020, the Company had no borrowings under the Working Capital Loans.

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

Class L ordinary shares

The Company is authorized to issue 15,000,000 Class L ordinary shares with a $0.0001 par value. As of December 31, 2021 and 2020, there were 12,777,778 Class L ordinary shares issued and outstanding. The Class L ordinary shares are non-voting and will convert into Class A ordinary shares following the initial Business Combination to the extent certain triggering vesting events occur prior to the 10th anniversary of the initial Business Combination as described in Note 4. Any Class L shares that remain outstanding upon the 10th anniversary of the initial Business Combination will be automatically forfeited.

Note 7 — Shareholders’ Equity

Class A ordinary shares

The Company is authorized to issue 600,000,000 Class A ordinary shares with a $0.0001 par value. As of December 31, 2021, and 2020, there were 1,005,000 Class A ordinary shares issued and outstanding, excluding 40,250,000 Class A ordinary shares subject to possible redemption.

Class B ordinary shares

The Company is authorized to issue 10,000,000 Class B ordinary shares with a $0.0001 par value. As of December 31, 2021, and 2020, there were 4,472,222 Class B ordinary shares issued and outstanding, of which 583,333 Class B ordinary shares were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part. The underwriters exercised this option in full on September 15, 2020; thus these Class B ordinary shares are no longer subject to forfeiture.

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

Preference shares

The Company is authorized to issue 1,000,000 preference shares with a $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021, and 2020, there were no preference shares issued or outstanding.

Note 8 – Fair Value Measurements

The Company follows the guidance in FASB ASC Topic 820 , Fair Value Measurements ("FASB ASC Topic 820") for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The fair value of the Company's financial assets and liabilities reflects management's estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities).

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

As of December 31, 2021, and 2020, assets held in the Trust Account were comprised of $418 in cash and $402,706,020 in U.S. Treasury securities, and $389 in cash and $402,585,328 in U.S. Treasury securities, respectively. During the year ended December 31, 2021, and the period from July 7, 2020 (inception) through December 31, 2020, the Company did not withdraw any interest income from the Trust Account. The gross holdings gains or losses and fair value of held-to-maturity securities were as follows:

			Amortized	Unrealized Gross
	Level	Held-To-Maturity	Cost	Holding Gain (Loss)	Fair Value
December 31, 2021	1	U.S. Treasury Securities (Mature on 1/13/2022)	$402,706,020	$3,301	$402,709,321
December 31, 2020	1	U.S. Treasury Securities (Mature on 3/18/2021)	$402,585,328	$(11,602)	$402,573,726

The following table presents the Company's fair value hierarchy for liabilities measured at fair value on a recurring basis as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Liabilities:
Class A public warrants liability	$10,384,500	$—	$—	$10,384,500
Forward purchase securities liability	—	—	2,770,000	2,770,000
Class L ordinary shares liability	—	—	16,640,000	16,640,000
Total	$10,384,500	$—	$19,410,000	$29,794,500

The following table presents the Company's fair value hierarchy for liabilities measured at fair value on a recurring basis as of December 31, 2020:

	Level 1	Level 2	Level 3	Total
Liabilities:
Class A public warrants liability	$34,212,500	$—	$—	$34,212,500
Forward purchase securities liability	—	—	38,570,000	38,570,000
Class L ordinary shares liability	—	—	90,540,000	90,540,000
Total	$34,212,500	$—	$129,110,000	$163,322,500

Class A Public Warrant Liability

The Class A Public Warrants are accounted for as liabilities pursuant to FASB ASC Topic 815-40 and are measured at fair value as of each reporting period. Changes in the fair value of the Class A Public Warrants are recorded in the statements of operations each period. The Class A Public Warrants were valued using the instrument’s publicly listed trading price (NYSE: LEAP.WS) as of the balance sheet date.

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

The key inputs into the valuation of the Forward Purchase Securities were:

	As of December 31,
Input	2021	2020
Risk-free rate	0.19%	0.11%
Remaining term in years	0.50	1.50

The following table presents a summary of the changes in the fair value of the Forward Purchase Securities liability, a Level 3 liability, measured on a recurring basis:

Forward Purchase
Securities Liability
Fair value, July 7, 2020 (inception)	$—
Initial fair value measurement on September 15, 2020	29,030,000
Change in fair value of forward purchase securities liability	9,540,000
Fair value, December 31, 2020	38,570,000
Change in fair value of forward purchase securities liability	(35,800,000)
Fair value, December 31, 2021	$2,770,000

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

The key inputs into the valuation of the Class L ordinary shares were:

	As of December 31,
Input	2021	2020
Risk-free rate	1.53%	1.01%
Remaining term in years	10.50	11.50
Volatility	17.10%	30.50%
Underlying share price	$10.01	$12.99

The following table presents a summary of the changes in the fair value of the Class L ordinary shares liability, a Level 3 liability, measured on a recurring basis:

Class L Ordinary
Shares Liability
Fair value, July 7, 2020 (inception)	$—
Initial fair value measurement on September 2, 2020	—
Change in fair value of Class L ordinary shares liability	90,540,000
Fair value, December 31, 2020	90,540,000
Change in fair value of Class L ordinary shares liability	(73,900,000)
Fair value, December 31, 2021	$16,640,000

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events, not previously disclosed, that would have required adjustment or disclosure in the financial statements.