Form 10-Q
period 2022-03-31
Ribbit LEAP, Ltd.
filed 2022-05-16
CIK 1818346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of  May 13, 2022, there were 40,250,000 units, each consisting of one Class A ordinary share, par value $0.0001 per share, and one-fifth of one warrant to acquire one Class A ordinary share, 1,005,000 Class A ordinary shares, par value $0.0001 per share, 4,472,222 Class B ordinary shares, par value $0.0001 per share, and 12,777,778 Class L ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

RIBBIT LEAP, LTD.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Condensed Interim Financial Statements (Unaudited)

RIBBIT LEAP, LTD.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$621,109	$717,322
Prepaid assets	115,239	179,184
Total current assets	736,348	896,506

Cash and marketable securities held in Trust Account	402,789,408	402,706,438
TOTAL ASSETS	$403,525,756	$403,602,944

LIABILITIES, CLASS A REDEEMABLE SHARES, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$279,365	$42,752
Total current liabilities	279,365	42,752

Class A public warrants liability	4,105,500	10,384,500
Forward purchase securities liability	170,000	2,770,000
Class L ordinary shares liability	690,000	16,640,000
Deferred underwriting commissions	14,087,500	14,087,500
Total Liabilities	19,332,365	43,924,752

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 40,250,000 shares at $10.00 per share redemption value at March 31, 2022 and December 31, 2021	402,500,000	402,500,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Class A ordinary shares $0.0001 par value; 600,000,000 shares authorized; 1,005,000 shares issued and outstanding (excluding 40,250,000 shares subject to possible redemption) at March 31, 2022 and December 31, 2021	101	101
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 4,472,222 shares issued and outstanding at March 31, 2022 and December 31, 2021	447	447
Additional paid-in-capital	—	—
Accumulated deficit	(18,307,157)	(42,822,356)
Total Shareholders’ Deficit	(18,306,609)	(42,821,808)
TOTAL LIABILITIES, CLASS A REDEEMABLE SHARES, AND SHAREHOLDERS’ DEFICIT	$403,525,756	$403,602,944

The accompanying notes are an integral part of the unaudited condensed interim financial statements.

RIBBIT LEAP, LTD.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Formation and operating costs	$396,771	$245,874
Loss from operations	$(396,771)	$(245,874)
Other income:
Change in fair value of Class A public warrants liability	6,279,000	10,062,500
Change in fair value of forward purchase securities liability	2,600,000	22,450,000
Change in fair value of Class L ordinary shares liability	15,950,000	21,650,000
Interest earned on marketable securities held in Trust Account	82,970	51,672
Net income	$24,515,199	$53,968,298

Weighted average shares outstanding of redeemable ordinary shares, basic and diluted	40,250,000	40,250,000
Basic and diluted net income per redeemable ordinary share	$0.54	$1.18

Weighted average shares outstanding of non-redeemable ordinary shares, basic and diluted	5,477,222	5,477,222
Basic and diluted net income per non-redeemable ordinary share	$0.54	$1.18

The accompanying notes are an integral part of the unaudited condensed interim financial statements.

RIBBIT LEAP, LTD.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	1,005,000	$101	4,472,222	$447	$—	$(42,822,356)	$(42,821,808)
Net income	—	—	—	—	—	24,515,199	24,515,199
Balance – March 31, 2022	1,005,000	$101	4,472,222	$447	$—	$(18,307,157)	$(18,306,609)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2020	1,005,000	$101	4,472,222	$447	$—	$(175,590,899)	$(175,590,351)
Net income	—	—	—	—	—	53,968,298	53,968,298
Balance – March 31, 2021	1,005,000	$101	4,472,222	$447	$—	$(121,622,601)	$(121,622,053)

The accompanying notes are an integral part of the unaudited condensed interim financial statements.

RIBBIT LEAP, LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$24,515,199	$53,968,298
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of Class A public warrants liability	(6,279,000)	(10,062,500)
Change in fair value of forward purchase securities liability	(2,600,000)	(22,450,000)
Change in fair value of Class L ordinary shares liability	(15,950,000)	(21,650,000)
Interest earned on marketable securities held in Trust Account	(82,970)	(51,672)
Changes in operating assets and liabilities:
Prepaid expenses	63,945	(39,500)
Other long-term assets	—	60,626
Accounts payable and accrued expenses	236,613	(5,989)
Net cash used in operating activities	(96,213)	(230,737)

Net Change in Cash	(96,213)	(230,737)
Cash – Beginning of the Period	717,322	1,444,127
Cash – End of the Period	$621,109	$1,213,390

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from July 7, 2020 (inception) through March 31, 2022, relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) described below, and the Company’s search for a target company for its initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or any future interim periods.

The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 30, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021, is derived from the audited financial statements presented in in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Liquidity and Capital Resources

The accompanying unaudited condensed interim financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2022, and December 31, 2021, the Company had approximately $0.6 million and $0.7 million in its operating bank account and working capital of approximately $0.5 million and $0.9 million, respectively. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.

The Company’s liquidity needs were satisfied prior to the completion of the Initial Public Offering through receipt of $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares and a commitment from the Sponsor to loan the Company up to $300,000 to cover our expenses in connection with the Initial Public Offering.

The proceeds from (i) the sale of the shares of Class A ordinary shares in the Initial Public Offering, after deducting offering expenses of $0.8 million, underwriting fees of $8.1 million (excluding deferred underwriting commissions of $14.1 million), and (ii) the sale of the Private Placement Shares generated net proceeds of $403.7 million.

As of March 31, 2022, and December 31, 2021, the Company had cash and cash equivalents of $0.6 million and $0.7 million outside of the Trust Account, respectively. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete the initial Business Combination. The Company has incurred, and expects to continue to incur, significant costs in pursuit of its acquisition plans.

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

Going Concern

The Company has performed an assessment of going concern considerations in accordance with FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern.” If the Company does not complete an initial Business Combination within 24 months from September 15, 2020, the Company will (i) cease all operations except for the purposes of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem all of the Class A ordinary redeemable shares issued as part of the units in the Initial Public Offering at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account with Continental Stock Transfer and Trust Company acting as trustee (the “Trust Account”), including interest, net of taxes (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish the shareholder rights of owners of Class A ordinary shares (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution, including Trust Account assets, will be less than the initial public offering price per unit in the Public Offering. In addition, if the Company fails to complete its Business Combination within the Combination Period, there will be no redemption rights or liquidating distributions with respect to warrants to purchase the Company’s Class A ordinary shares, which will expire worthless.

The accompanying unaudited financial statements have been prepared on a going concern basis and do not include any adjustments that might arise as a result of uncertainties about the Company's ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $0.6 million and $0.7 million in cash as of March 31, 2022, and December 31, 2021, respectively. The Company did not have any cash equivalents, outside of the funds held in the Trust Account, as of March 31, 2022, or December 31, 2021.

Class A Public Warrants Liability, Forward Purchase Securities Liability, and Class L Ordinary Shares Liability

The Company accounts for the Class A Public Warrants, Forward Purchase Securities (as defined in Note 4), and Class L ordinary shares as liability-classified instruments based on an assessment of the applicable authoritative guidance in FASB ASC Topic 480, Distinguishing Liabilities from Equity (“FASB ASC Topic 480”) and FASB ASC Topic 815, Derivatives and Hedging, (“FASB ASC Topic 815”). The assessment considers whether the Class A Public Warrants, Forward Purchase Securities, and Class L ordinary shares are freestanding financial instruments pursuant to FASB ASC Topic 480, meet the definition of a liability, and meet all of the requirements for equity classification under FASB ASC Topic 815, including whether the Class A Public Warrants, Forward Purchase Securities, and Class L ordinary shares are indexed to the Company’s own ordinary shares and whether the holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Class A Public Warrants and Class L ordinary shares, and upon execution of the Forward Purchase Securities Agreement and as of each subsequent quarterly period end date while the Class A Public Warrants, Forward Purchase Securities, and Class L ordinary shares are outstanding. The Company determined that the Class A Public Warrants, Forward Purchase Securities, and Class L ordinary shares did not meet all the criteria for equity classification because they did not meet the criteria to be considered indexed to the Company’s stock. Accordingly, the Class A Public Warrants, Forward Purchase Securities, and Class L Ordinary Shares were recorded at their initial fair value on the date of issuance, and are adjusted to fair value at each balance sheet date thereafter. Changes in the estimated fair value of these instruments are recognized as a gain or loss as a component of other income (expense) in the condensed statements of operations.

Marketable Securities Held in Trust Account

As of March 31, 2022, and December 31, 2021, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

Net Income (Loss) Per Ordinary Share

The Company follows the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as redeemable ordinary shares and non-redeemable ordinary shares. The redeemable ordinary shares include Class A redeemable ordinary shares issued upon the Initial Public Offering. The non-redeemable ordinary shares include Class B non-redeemable ordinary shares and Class A non-redeemable ordinary Private Placement Shares. Income and losses are shared pro rata between the two classes of ordinary shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period. Class A public warrants were issued on September 15, 2020. At March 31, 2022, no warrants have been exercised. The potential ordinary shares for outstanding warrants to purchase the Company’s ordinary shares were excluded from diluted earnings per share for the three months ended March 31, 2022 and 2021 because the warrants are contingently exercisable and the contingencies have not yet been met. Class L ordinary shares will convert into Class A ordinary shares after the initial Business Combination only to the extent certain triggering events occur prior to the 10th anniversary of the initial Business Combination, including specified strategic transactions and other triggering events based on the ordinary shares trading at $20.00 per share and additional ordinary share trading thresholds up to $50.00 per share, subject to adjustment (Note 4). The Company has not considered the effect of the Class L ordinary shares or the exercise of the Forward Purchase Securities in the calculation of diluted loss per share, since the Class L ordinary shares conversion into Class A ordinary shares and the exercise of the Forward Purchase Securities is contingent upon the occurrence of future events and that contingency has not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares:

	Three Months Ended March 31,
	2022	2021
Numerator:
Allocation of net income	$21,578,760	$47,503,957

Denominator:
Weighted average shares outstanding of Class A redeemable ordinary shares, basic and diluted	40,250,000	40,250,000
Basic and diluted net income per redeemable ordinary share	$0.54	$1.18

Numerator:
Allocation of net income	$2,936,439	$6,464,341

Denominator:
Weighted average shares outstanding of non-redeemable ordinary shares, basic and diluted	5,477,222	5,477,222
Basic and diluted net income per non-redeemable ordinary share	$0.54	$1.18

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2022, and December 31, 2021, 40,250,000 Class A ordinary shares subject to possible redemption are presented as temporary equity (for mezzanine), outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheets.

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

There were no changes in Class A ordinary shares subject to possible redemption during the three months ended March 31, 2022 or 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2022, and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

As of March 31, 2022, and December 31, 2021, the carrying values of cash, accounts payable, accrued expenses, and advances from related party approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities held in the Trust Account is comprised of investment in a money market funds selected by the Company. The fair value for trading securities is determined using quoted market prices in active markets.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740 Income Taxes ("FASB ASC Topic 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022, and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no amounts accrued for interest and penalties as of March 31, 2022, and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement shares at a price of $10.00 per share. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022, and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

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

Class L ordinary shares

The Company is authorized to issue 15,000,000 Class L ordinary shares with a $0.0001 par value. As of March 31, 2022 and December 31, 2021, there were 12,777,778 Class L ordinary shares issued and outstanding. The Class L ordinary shares are non-voting and will convert into Class A ordinary shares following the initial Business Combination to the extent certain triggering vesting events occur prior to the 10th anniversary of the initial Business Combination as described in Note 4. Any Class L shares that remain outstanding upon the 10th anniversary of the initial Business Combination will be automatically forfeited.

Note 7 — Shareholders’ Equity

Class A ordinary shares

The Company is authorized to issue 600,000,000 Class A ordinary shares with a $0.0001 par value. As of March 31, 2022, and December 31, 2021, there were 1,005,000 Class A ordinary shares issued and outstanding, excluding 40,250,000 Class A ordinary shares subject to possible redemption.

Class B ordinary shares

The Company is authorized to issue 10,000,000 Class B ordinary shares with a $0.0001 par value. As of March 31, 2022, and December 31, 2021, there were 4,472,222 Class B ordinary shares issued and outstanding.

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

Preference shares

The Company is authorized to issue 1,000,000 preference shares with a $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022, and December 31, 2021, there were no preference shares issued or outstanding.

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

As of March 31, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $55 in cash and $402,789,352 in U.S. Treasury securities, and $418 in cash and $402,706,020 in U.S. Treasury securities, respectively. The unrealized gross holding losses and fair value of held-to-maturity securities as of March 31, 2022 and December 31, 2021 were as follows:

				Unrealized
			Amortized	Gross
	Level	Held-To-Maturity	Cost	Holding Gain (Loss)	Fair Value
March 31, 2022 (unaudited)	1	U.S. Treasury Securities (Mature on 4/14/2022)	$402,789,352	$(6,899)	$402,782,453
December 31, 2021	1	U.S. Treasury Securities (Mature on 1/13/2022)	$402,706,020	$3,301	$402,709,321

The following table presents the Company’s fair value hierarchy for liabilities measured at fair value on a recurring basis as of March 31, 2022 (unaudited):

Description	Level 1	Level 2	Level 3	Total
Liabilities:
Class A public warrants liability	$4,105,500	$—	$—	$4,105,500
Forward purchase securities liability	—	—	170,000	170,000
Class L ordinary shares liability	—	—	690,000	690,000
Total	$4,105,500	$—	$860,000	$4,965,500

The following table presents the Company’s fair value hierarchy for liabilities measured at fair value on a recurring basis as of December 31, 2021:

Description	Level 1	Level 2	Level 3	Total
Liabilities:
Class A public warrants liability	$10,384,500	$—	$—	$10,384,500
Forward purchase securities liability	—	—	2,770,000	2,770,000
Class L ordinary shares liability	—	—	16,640,000	16,640,000
Total	$10,384,500	$—	$19,410,000	$29,794,500

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

The key inputs into the valuation of the Forward Purchase Securities were:

	As of
	March 31, 2022	As of
Input	(Unaudited)	December 31, 2021
Risk-free rate	0.97%	0.19%
Remaining term in years	0.46	0.50

The following table presents a summary of the changes in the fair value of the Forward Purchase Securities liability, a Level 3 liability, measured on a recurring basis, as of December 31, 2021, and March 31, 2022:

Forward Purchase
Securities Liability
Fair Value, December 31, 2020	$38,570,000
Change in fair value of forward purchase securities liability	(35,800,000)
Fair Value, December 31, 2021	$2,770,000
Change in fair value of forward purchase securities liability	(2,600,000)
Fair Value, March 31, 2022	$170,000

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

The key inputs into the valuation of the Class L ordinary shares were:

	As of
	March 31, 2022	As of
Input	(Unaudited)	December 31, 2021
Risk-free rate	2.31%	1.53%
Remaining term in years	10.47	10.50
Volatility	6.70%	17.10%
Underlying share price	$9.87	$10.01

The following table presents a summary of the changes in the fair value of the Class L ordinary shares liability, a Level 3 liability, measured on a recurring basis, as of December 31, 2021, and March 31, 2022:

Class L Ordinary
Shares Liability
Fair Value, December 31, 2020	$90,540,000
Change in fair value of class L ordinary shares liability	(73,900,000)
Fair Value, December 31, 2021	$16,640,000
Change in fair value of class L ordinary shares liability	(15,950,000)
Fair Value, March 31, 2022	$690,000

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Quarterly Report on Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

As indicated in the accompanying unaudited condensed interim financial statements, as of March 31, 2022, and December 31, 2021 we had approximately $0.6 million and $0.7 million in cash, respectively. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

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

For the three months ended March 31, 2022, we had net income of $24.5 million, which consisted of a decrease in fair value of the Class A public warrants liability of $6.3 million, a decrease in fair value of the forward purchase securities liability of $2.6 million, a decrease in fair value of the Class L ordinary shares liability of $16 million, and interest income on marketable securities held in the trust account of $0.1 million, offset by operating costs of $0.4 million.

For the three months ended March 31, 2021, we had net income of $54.0 million, which consisted of a decrease in fair value of the Class A public warrants liability of $10.1 million, a decrease in fair value of the forward purchase securities liability of $22.5 million, and a decrease in fair value of the Class L ordinary share liability of $21.7 million and interest income on marketable securities held in the trust account of $0.1 million, offset by operating costs of $0.2 million.

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

For the three months ended March 31, 2022, cash used in operating activities was $0.1 million. Net income of $24.5 million was affected by a non-cash gain on the change in fair value of the Class A Public Warrants liability of $6.3 million, a non-cash gain on the change in fair value of the Forward Purchase Securities liability of $2.6 million, and a non-cash gain on the change in fair value of the Class L ordinary share liability of $16.0 million, interest earned on marketable securities held in the trust account of $0.1 million and net changes in operating assets and liabilities of $0.3 million.

As of March 31, 2022, we had cash and marketable securities of $402.8 million held in the trust account. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less taxes paid and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes. During the period, we did not withdraw any of interest earned on the trust account to pay for our franchise taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022, we had cash of approximately $0.6 million outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

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

Contractual Obligations

As of March 31, 2022 and December 31, 2021, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than the underwriters are entitled to a deferred fee of $14.1 million in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.

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

Class A Public Warrants Liability, Forward Purchase Security Liability, and Class L Ordinary Shares Liability

We account for the Class A Public Warrants, Forward Purchase Securities, and Class L ordinary shares in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging,” (“FASB ASC Topic 815”) under which the Class A Public Warrants, Forward Purchase Securities, and Class L ordinary shares do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Class A Public Warrants, Forward Purchase Securities, and Class L ordinary shares as liabilities at their fair value and adjust the Class A public warrants, forward purchase securities, and Class L ordinary shares to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our condensed statement of operations. The fair value of the Class A Public Warrants has been estimated using the quoted market price.

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2022, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Operating Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Operating Officer concluded that, during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to the material weakness in our internal control over financial reporting as described in “Management’s Report on Internal Control over Financial Reporting” included in our Annual Report on Form 10-K as filed with the SEC on March 30, 2022. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited condensed interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed interim financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management is in the process of implementing remediation steps to address the material weakness that led to the restatement of our audited financial statements described in the Annual Report on Form 10-K as filed with the SEC on March 30, 2022, and to improve our internal control over financial reporting. Specifically, we are expanding and improving our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Our material risk factors are disclosed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K. There have been no material changes from the risk factors previously disclosed in such filing.

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

RIBBIT LEAP, LTD.

Date: May 13, 2022	By:	/s/ Meyer Malka
Meyer Malka
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 13, 2022	By:	/s/ Cynthia McAdam
Cynthia McAdam
Chief Operating Officer
(Principal Financial Officer)