Form 10-Q
period 2022-06-30
Ribbit LEAP, Ltd.
filed 2022-08-12
CIK 1818346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 10, 2022, there were 40,250,000 units, each consisting of one Class A ordinary share, par value $0.0001 per share, and one-fifth of one warrant to acquire one Class A ordinary share, 1,005,000 Class A ordinary shares, par value $0.0001 per share, 4,472,222 Class B ordinary shares, par value $0.0001 per share, and 12,777,778 Class L ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

RIBBIT LEAP, LTD.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Condensed Interim Financial Statements (Unaudited)

RIBBIT LEAP, LTD.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$244,463	$717,322
Prepaid assets	109,360	179,184
Total current assets	353,823	896,506

Cash and marketable securities held in Trust Account	403,411,115	402,706,438
TOTAL ASSETS	$403,764,938	$403,602,944

LIABILITIES, CLASS A REDEEMABLE SHARES, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$45,789	$42,752
Total current liabilities	45,789	42,752

Class A public warrants liability	1,771,000	10,384,500
Forward purchase securities liability	—	2,770,000
Class L ordinary shares liability	—	16,640,000
Deferred underwriting commissions	14,087,500	14,087,500
Total Liabilities	15,904,289	43,924,752

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 40,250,000 shares at $10.00 per share redemption value at June 30, 2022 and December 31, 2021	402,500,000	402,500,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Class A ordinary shares $0.0001 par value; 600,000,000 shares authorized; 1,005,000 shares issued and outstanding (excluding 40,250,000 shares subject to possible redemption) at June 30, 2022 and December 31, 2021	101	101
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 4,472,222 shares issued and outstanding at June 30, 2022 and December 31, 2021	447	447
Additional paid-in-capital	—	—
Accumulated deficit	(14,639,899)	(42,822,356)
Total Shareholders’ Deficit	(14,639,351)	(42,821,808)
TOTAL LIABILITIES, CLASS A REDEEMABLE SHARES, AND SHAREHOLDERS’ DEFICIT	$403,764,938	$403,602,944

The accompanying notes are an integral part of the unaudited condensed interim financial statements.

RIBBIT LEAP, LTD.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating costs	$148,949	$228,883	$545,720	$474,757
Loss from operations	$(148,949)	$(228,883)	$(545,720)	$(474,757)
Other income:
Change in fair value of Class A public warrants liability	2,334,500	6,118,000	8,613,500	16,180,500
Change in fair value of forward purchase securities liability	170,000	4,670,000	2,770,000	27,120,000
Change in fair value of Class L ordinary shares liability	690,000	26,640,000	16,640,000	48,290,000
Interest earned on marketable securities held in Trust Account	621,707	4,957	704,677	56,629
Net income	$3,667,258	$37,204,074	$28,182,457	$91,172,372

Weighted average shares outstanding of redeemable ordinary shares, basic and diluted	40,250,000	40,250,000	40,250,000	40,250,000
Basic and diluted net income per redeemable ordinary share	$0.08	$0.81	$0.62	$1.99

Weighted average shares outstanding of non-redeemable ordinary shares, basic and diluted	5,477,222	5,477,222	5,477,222	5,477,222
Basic and diluted net income per non-redeemable ordinary share	$0.08	$0.81	$0.62	$1.99

The accompanying notes are an integral part of the unaudited condensed interim financial statements.

RIBBIT LEAP, LTD.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	1,005,000	$101	4,472,222	$447	$—	$(42,822,356)	$(42,821,808)
Net income	—	—	—	—	—	24,515,199	24,515,199
Balance - March 31, 2022	1,005,000	$101	4,472,222	$447	$—	$(18,307,157)	$(18,306,609)
Net income	—	—	—	—	—	3,667,258	3,667,258
Balance – June 30, 2022	1,005,000	$101	4,472,222	$447	$—	$(14,639,899)	$(14,639,351)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2020	1,005,000	$101	4,472,222	$447	$—	$(175,590,899)	$(175,590,351)
Net income	—	—	—	—	—	53,968,298	53,968,298
Balance - March 31, 2021	1,005,000	$101	4,472,222	$447	$—	$(121,622,601)	$(121,622,053)
Net income	—	—	—	—	—	37,204,074	37,204,074
Balance – June 30, 2021	1,005,000	$101	4,472,222	$447	$—	$(84,418,527)	$(84,417,979)

The accompanying notes are an integral part of the unaudited condensed interim financial statements.

RIBBIT LEAP, LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$28,182,457	$91,172,372
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of Class A public warrants liability	(8,613,500)	(16,180,500)
Change in fair value of forward purchase securities liability	(2,770,000)	(27,120,000)
Change in fair value of Class L ordinary shares liability	(16,640,000)	(48,290,000)
Interest earned on marketable securities held in Trust Account	(704,677)	(56,629)
Changes in operating assets and liabilities:
Prepaid expenses	69,824	(22,000)
Other long-term assets	—	121,251
Accounts payable and accrued expenses	3,037	(55,124)
Net cash used in operating activities	(472,859)	(430,630)

Net Change in Cash	(472,859)	(430,630)
Cash – Beginning of the Period	717,322	1,444,127
Cash – End of the Period	$244,463	$1,013,497

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from July 7, 2020 (inception) through June 30, 2022, relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) described below, and the Company’s search for a target company for its initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

As of the date of the filing of these financial statements, the Company intends to dissolve and liquidate in accordance with the provisions of its amended and restated memorandum and articles of association and will redeem all Class A Public Shares (excluding the Class A Private Placement Shares), at a per-share redemption price of approximately $10.02.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or any future interim periods.

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

Liquidity, Capital Resources, and Going Concern

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

As of June 30, 2022, and December 31, 2021, the Company had cash and cash equivalents of $0.2 million and $0.7 million in its operating bank account, outside of the Trust Account, and working capital of approximately $0.3 million and $0.9 million, respectively. The Company has used the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete the initial Business Combination.  As of the date of the filing of these financial statements, the Company intends to dissolve and liquidate in accordance with the provisions of its amended and restated memorandum and articles of association and will redeem all Class A Public Shares (excluding the Class A Private Placement Shares), at a per-share redemption price of approximately $10.02.

As the Company will not complete an initial Business Combination within 24 months from September 15, 2020, the Company will (i) cease all operations except for the purposes of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem all of the Class A ordinary redeemable shares issued as part of the units in the Initial Public Offering at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account with Continental Stock Transfer and Trust Company acting as trustee (the “Trust Account”), including interest, net of taxes (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish the shareholder rights of owners of Class A ordinary shares (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution, including Trust Account assets, will be less than the initial public offering price per unit in the Public Offering. In addition, as the Company will not complete its Business Combination within the Combination Period, there will be no redemption rights or liquidating distributions with respect to warrants to purchase the Company’s Class A ordinary shares, which will expire worthless.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until September 15, 2022 to consummate a Business Combination. A Business Combination will not be consummated by September 15, 2022, so there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, the Company does not have sufficient liquidity to fund the working capital needs through one year from the issuance of these financial statements. Management has determined that the liquidity condition and mandatory liquidation raises substantial doubt about the Company’s ability to continue as a going concern.. These unaudited condensed interim financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary as a result of the Company’s substantial doubt to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately and $0.2 million and $0.7 million in cash as of June 30, 2022, and December 31, 2021, respectively. The Company did not have any cash equivalents, outside of the funds held in the Trust Account, as of June 30, 2022, or December 31, 2021.

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

Marketable Securities Held in Trust Account

As of June 30, 2022, and December 31, 2021, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

Net Income (Loss) Per Ordinary Share

The Company follows the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as redeemable ordinary shares and non-redeemable ordinary shares. The redeemable ordinary shares include Class A redeemable ordinary shares issued upon the Initial Public Offering. The non-redeemable ordinary shares include Class B non-redeemable ordinary shares and Class A non-redeemable ordinary Private Placement Shares. Income and losses are shared pro rata between the two classes of ordinary shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period. Class A public warrants were issued on September 15, 2020. At June 30, 2022, no warrants have been exercised. The potential ordinary shares for outstanding warrants to purchase the Company’s ordinary shares were excluded from diluted earnings per share for the three and six months ended June 30, 2022 and 2021 because the warrants are contingently exercisable and the contingencies have not yet been met. Class L ordinary shares will convert into Class A ordinary shares after the initial Business Combination only to the extent certain triggering events occur prior to the 10th anniversary of the initial Business Combination, including specified strategic transactions and other triggering events based on the ordinary shares trading at $20.00 per share and additional ordinary share trading thresholds up to $50.00 per share, subject to adjustment (Note 4). The Company has not considered the effect of the Class L ordinary shares or the exercise of the Forward Purchase Securities in the calculation of diluted loss per share, since the Class L ordinary shares conversion into Class A ordinary shares and the exercise of the Forward Purchase Securities is contingent upon the occurrence of future events and that contingency has not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares:

	Three Months Ended June 30,		Six Months Ended June 30
	2022	2021	2022	2021
Numerator:
Allocation of net income	$3,227,993	$32,747,758	$24,806,753	$80,251,715

Denominator:
Weighted average shares outstanding of Class A redeemable ordinary shares, basic and diluted	40,250,000	40,250,000	40,250,000	40,250,000
Basic and diluted net income per redeemable ordinary share	$0.08	$0.81	$0.62	$1.99

Numerator:
Allocation of net income	$439,265	$4,456,316	$3,375,704	$10,920,657

Denominator:
Weighted average shares outstanding of non-redeemable ordinary shares, basic and diluted	5,477,222	5,477,222	5,477,222	5,477,222
Basic and diluted net income per non-redeemable ordinary share	$0.08	$0.81	$0.62	$1.99

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2022, and December 31, 2021, 40,250,000 Class A ordinary shares subject to possible redemption are presented as temporary equity (for mezzanine), outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheets.

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

There were no changes in Class A ordinary shares subject to possible redemption during the three and six months ended June 30, 2022 or 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of June 30, 2022, and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

As of June 30, 2022, and December 31, 2021, the carrying values of cash, accounts payable, accrued expenses, and advances from related party approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities held in the Trust Account is comprised of investment in U.S. Treasury securities. The fair value for trading securities is determined using quoted market prices in active markets.

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

As of the date of the filing of these financial statements, the Company intends to dissolve and liquidate in accordance with the provisions of its amended and restated memorandum and articles of association and will redeem all Class A Public Shares (excluding the Class A Private Placement Shares), at a per-share redemption price of approximately $10.02.

Offering Costs

Offering costs consist of legal, accounting, and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering and were charged to shareholders’ equity upon the completion of the Initial Public Offering in September 2020.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740 Income Taxes (“FASB ASC Topic 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022, and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no amounts accrued for interest and penalties as of June 30, 2022, and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement shares at a price of $10.00 per share. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022, and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

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

Class L ordinary shares

The Company is authorized to issue 15,000,000 Class L ordinary shares with a $0.0001 par value. As of June 30, 2022 and December 31, 2021, there were 12,777,778 Class L ordinary shares issued and outstanding. The Class L ordinary shares are non-voting and will convert into Class A ordinary shares following the initial Business Combination to the extent certain triggering vesting events occur prior to the 10th anniversary of the initial Business Combination as described in Note 4. Any Class L shares that remain outstanding upon the 10th anniversary of the initial Business Combination will be automatically forfeited.

Note 7 — Shareholders’ Equity

Class A ordinary shares

The Company is authorized to issue 600,000,000 Class A ordinary shares with a $0.0001 par value. As of June 30, 2022, and December 31, 2021, there were 1,005,000 Class A ordinary shares issued and outstanding, excluding 40,250,000 Class A ordinary shares subject to possible redemption.

Class B ordinary shares

The Company is authorized to issue 10,000,000 Class B ordinary shares with a $0.0001 par value. As of June 30, 2022, and December 31, 2021, there were 4,472,222 Class B ordinary shares issued and outstanding.

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

Preference shares

The Company is authorized to issue 1,000,000 preference shares with a $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022, and December 31, 2021, there were no preference shares issued or outstanding.

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

As of June 30, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $458 in cash and $403,410,657 in U.S. Treasury securities, and $418 in cash and $402,706,020 in U.S. Treasury securities, respectively. The unrealized gross holding gains and losses and fair value of held-to-maturity securities as of June 30, 2022 and December 31, 2021 were as follows:

				Unrealized
			Amortized	Gross
	Level	Held-To-Maturity	Cost	Holding Gain (Loss)	Fair Value
June 30, 2022 (unaudited)	1	U.S. Treasury Securities (Mature on 7/14/22)	$403,410,657	$(53,876)	$403,356,781
December 31, 2021	1	U.S. Treasury Securities (Mature on 1/13/2022)	$402,706,020	$3,301	$402,709,321

The following table presents the Company’s fair value hierarchy for liabilities measured at fair value on a recurring basis as of June 30, 2022 (unaudited):

Description	Level 1	Level 2	Level 3	Total
Liabilities:
Class A public warrants liability	$1,771,000	$—	$—	$1,771,000
Forward purchase securities liability	—	—	—	—
Class L ordinary shares liability	—	—	—	—
Total	$1,771,000	$—	$—	$1,771,000

The following table presents the Company’s fair value hierarchy for liabilities measured at fair value on a recurring basis as of December 31, 2021:

Description	Level 1	Level 2	Level 3	Total
Liabilities:
Class A public warrants liability	$10,384,500	$—	$—	$10,384,500
Forward purchase securities liability	—	—	2,770,000	2,770,000
Class L ordinary shares liability	—	—	16,640,000	16,640,000
Total	$10,384,500	$—	$19,410,000	$29,794,500

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

The key inputs into the valuation of the Forward Purchase Securities were:

	As of
	June 30, 2022	As of
Input	(Unaudited)	December 31, 2021
Risk-free rate	1.60%	0.19%
Remaining term in years	0.21	0.50

The following table presents a summary of the changes in the fair value of the Forward Purchase Securities liability, a Level 3 liability, measured on a recurring basis, as of December 31, 2021, and June 30, 2022:

Forward Purchase
Securities Liability
Fair Value, December 31, 2020	$38,570,000
Change in fair value of forward purchase securities liability	(35,800,000)
Fair Value, December 31, 2021	$2,770,000
Change in fair value of forward purchase securities liability	(2,770,000)
Fair Value, June 30, 2022 (unaudited)	$—

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

The key inputs into the valuation of the Class L ordinary shares were:

	As of
	June 30, 2022	As of
Input	(Unaudited)	December 31, 2021
Risk-free rate	2.94%	1.53%
Remaining term in years	10.22	10.50
Volatility	2.10%	17.10%
Underlying share price	$9.91	$10.01

The following table presents a summary of the changes in the fair value of the Class L ordinary shares liability, a Level 3 liability, measured on a recurring basis, as of December 31, 2021, and June 30, 2022:

Class L Ordinary
Shares Liability
Fair Value, December 31, 2020	$90,540,000
Change in fair value of class L ordinary shares liability	(73,900,000)
Fair Value, December 31, 2021	$16,640,000
Change in fair value of class L ordinary shares liability	(16,640,000)
Fair Value, June 30, 2022 (unaudited)	$—

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the unaudited condensed interim financial statements were issued. Based upon this review, the Company did not identify any subsequent events, not previously disclosed, that would have required adjustment or disclosure in the unaudited condensed interim financial statements, other than disclosed below.

On August 2, 2022, the Company issued a press release announcing it will redeem all of its outstanding Class A ordinary shares, (the “Public Shares”) par value $0.0001, effective as of the close of business on August 15, 2022, because the Company will not consummate an initial business combination within the time period required by its amended and restated memorandum and articles of association.

Due to the Company’s inability to consummate an initial business combination within the time period required by its amended and restated memorandum and articles of association, the Company intends to dissolve and liquidate in accordance with the provisions of its amended and restated memorandum and articles of association and will redeem all Public Shares, at a per-share redemption price of approximately $10.02 (the “Redemption Amount”). As of the close of business on August 15, 2022, the Public Shares represent only the right to receive the Redemption Amount.

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

As of the date of the filing of these financial statements, the Company intends to dissolve and liquidate in accordance with the provisions of its amended and restated memorandum and articles of association and will redeem all Class A Public Shares (excluding the Class A Private Placement Shares), at a per-share redemption price of approximately $10.02.

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

For the three and six months ended June 30, 2022, we had net income of $3.7 million and $28.2 million, respectively, which consisted of a decrease in fair value of the Class A public warrants liability of $2.3 million and $8.6 million, a decrease in fair value of the forward purchase securities liability of $0.2 million and $2.8 million, a decrease in fair value of the Class L ordinary shares liability of $0.7 million and $16.6 million, and interest income on marketable securities held in the trust account of $0.6 million and $0.7 million, offset by operating costs of $0.1 million, and $0.5 million, respectively.

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

Liquidity, Capital Resources, and Going Concern

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

For the six months ended June 30, 2022 and 2021, cash used in operating activities was $0.5 million and $0.4 million, respectively. For the six months ended June 30, 2022 and 2021, net income of $29.2 million and $91.2 million was affected by a non-cash gain on the change in fair value of the Class A Public Warrants liability of $8.6 million and $16.2 million, a non-cash gain on the change in fair value of the Forward Purchase Securities liability of $2.8 million and $27.1 million, a non-cash gain on the change in fair value of the Class L ordinary share liability of $16.6 million and $48.3 million, interest earned on marketable securities held in the trust account of $0.7 million and $0.1 million, and net changes in operating assets and liabilities of $0.1 million and $0.0 million, respectively.

As of June 30, 2022, we had cash and marketable securities of $403.4 million held in the trust account and approximately $0.2 million in our operating bank account. On August 2, 2022, we notified our shareholders that we intend to dissolve and liquidate in accordance with the provisions of its amended and restated memorandum and articles of association and will redeem all Class A Public Shares (excluding the Class A Private Placement Shares), at a per-share redemption price of approximately $10.02. Additionally, we do not have sufficient liquidity to fund the working capital needs through one year from the issuance of these financial statements. We have determined that the liquidity condition and mandatory liquidation raises substantial doubt about the Company’s ability to continue as a going concern.

As we will not complete an initial Business Combination within 24 months from September 15, 2020, we will (i) cease all operations except for the purposes of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem all of the Class A ordinary redeemable shares issued as part of the units in the Initial Public Offering at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account with Continental Stock Transfer and Trust Company acting as trustee (the “Trust Account”), including interest, net of taxes (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish the shareholder rights of owners of Class A ordinary shares (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution, including Trust Account assets, will be less than the initial public offering price per unit in the Public Offering. In addition, there will be no redemption rights or liquidating distributions with respect to warrants to purchase our Class A ordinary shares, which will expire worthless.

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

Contractual Obligations

As of June 30, 2022 and December 31, 2021, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than the underwriters are entitled to a deferred fee of $14.1 million in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2022, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Operating Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Operating Officer concluded that, during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to the material weakness in our internal control over financial reporting as described in “Management’s Report on Internal Control over Financial Reporting” included in our Annual Report on Form 10-K as filed with the SEC on March 30, 2022. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited condensed interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed interim financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management is in the process of implementing remediation steps to address the material weakness that led to the restatement of our audited financial statements described in the Annual Report on Form 10-K as filed with the SEC on March 30, 2022, and to improve our internal control over financial reporting. Specifically, we are expanding and improving our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

RIBBIT LEAP, LTD.

Date: August 12, 2022	By:	/s/ Meyer Malka
Meyer Malka
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 12, 2022	By:	/s/ Cynthia McAdam
Cynthia McAdam
Chief Operating Officer
(Principal Financial Officer)